Form 10-K
period 1993-12-31
JMB INCOME PROPERTIES LTD XIII
filed 1994-03-29
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1993                   Commission file no. 000-19496


                  JMB INCOME PROPERTIES, LTD. - XIII
        (Exact name of registrant as specified in its charter)


         Illinois                              36-3426137
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois             60611
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
Title of each class                             which registered
- -------------------                     -------------------------------

       None                                           None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated August 20, 1986, as supplemented October 31, 1986 and January 26, 1987 and filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.
                              TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      4

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      6

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .      6

PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . . . .      6

Item  6.     Selected Financial Data . . . . . . . . . . . .      7

Item  7.     Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations . . . . . . . . . . . . .     13

Item  8.     Financial Statements and Supplementary Data . .     18

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     43


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .     43

Item 11.     Executive Compensation. . . . . . . . . . . . .     46

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . .     47

Item 13.     Certain Relationships and Related Transactions.     48


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .     48


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     50















                                   i

                                    PART I


Item 1.  Business

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd. - XIII (the "Partnership"), is a limited partnership formed in 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing properties, primarily existing commercial real properties. On August 20, 1986, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-4107). A total of 126,409 Interests (at an offering price of $1,000 per Interest, before discounts) were sold to the public and were issued to investors during 1987. The offering closed on April 14, 1987. No investor has made any additional capital contribution after such date. The investors in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation, and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business
taken as a whole.   Pursuant to the Partnership Agreement, the Partnership is
required to terminate on or before October 31, 2036. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as a sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At the sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (f)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP
- ----------------------                ----------      --------        ----------------------     ---------------------
1. Mid Rivers Mall
    St. Peters (St. Louis),
    Missouri . . . . . . . .          323,100 sq.ft.  12/12/86        1/30/92                    Fee ownership of land and
                                         g.l.a.                                                  improvements (through
                                                                                                 joint venture partnerships) (c)(d)
2. First Financial Plaza
    Office Building
    Encino (Los Angeles),
    California . . . . . . .          216,000 sq.ft.  5/20/87         8%                         Fee ownership of land and
                                         n.r.a.                                                  improvements (through
                                                                                                 joint venture partnerships) (c)
3. Miami International Mall
    Miami, Florida . . . . .          967,300 sq.ft.  1/1/88          11%                        Fee ownership of land and
                                         g.l.a.                                                  improvements (through
                                                                                                 joint venture partnerships) (c)
4. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois . . . . . . . .          297,000 sq.ft.  10/20/88        23%                        Fee ownership of land and
                                         g.l.a.                                                  improvements (b)(e)
5. Fountain Valley
    Industrial Park
    Industrial Buildings
    Fountain Valley
    (Los Angeles), California         393,100 sq.ft.  11/1/88         16%                        Fee ownership of land and
                                         b.a.                                                    improvements (b)(e)
6. Cerritos Industrial Park
    Industrial Buildings
    Cerritos (Los Angeles),
    California . . . . . . .          197,100 sq.ft.  11/1/88         7%                         Fee ownership of land and
                                         b.a.                                                    improvements (b)
7. Adams/Wabash Self Park
    Chicago, Illinois. . . .          671 spaces and  10/1/90         25%                        Fee ownership of land and
                                        28,800                                                   improvements (through
                                      sq.ft. n.r.a.                                              joint venture partnership) (c)

- -----------------------

  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and to Schedule XI filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to Note 3 filed with this annual report for a description of the joint venture partnerships through which the Partnership made this real property investment.

  (d) This property was sold January 30, 1992. Reference is made to Note 7 of Notes to Consolidated Financial Statements filed with this annual report for a description of the sale of such real property investment.

  (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (f) Reference is made to Item 8 - Schedules X and XI filed with the annual report for further information concerning real estate taxes and depreciation.

     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated properties as of December 31, 1993.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




Item 2.  Properties

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                         1992                            1993
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                            Principal Business  3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                            ------------------  ----    ----    ----   -----    ----    ----   -----   -----
1.  First Financial Plaza
     Encino (Los Angeles), California. . .  University/Bank/
                                            Housing Developer    92%     89%     87%     85%     85%     88%  84%(1)  85%(1)
2.  Miami International Mall
     Miami, Florida. . . . . . . . . . . .  Retail               91%     93%     94%     94%     94%     95%     97%     98%
3.  Rivertree Court Shopping Center
     Vernon Hills (Chicago), Illinois. . .  Retail               84%     95%     90%     90%     98%     98%     98%     97%
4.  Fountain Valley Industrial Park
     Fountain Valley (Los Angeles),
     California. . . . . . . . . . . . . .  Retail/Lighting
                                            Systems Manufac-
                                            turer/Nuts and
                                            Bolts Distributor 58%(2)  65%(2)  74%(2)  74%(2)  69%(2)  63%(2)  85%(2)  85%(2)
5.  Cerritos Industrial Park
     Cerritos (Los Angeles),
     California. . . . . . . . . . . . . .  Aircraft Parts
                                            Manufacturer/Spa
                                            Manufacturer/
                                            Tire Distributor     70%     77%     91%     84%     93%    100%    100%    100%
6.  Adams/Wabash Self Park
     Chicago, Illinois . . . . . . . . . .  Parking Garage        *       *       *       *       *       *       *       *

- --------------------

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of December 31,
1993 is 47%.

     (1)  The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.
Including the Mitsubishi lease and recently executed leases, First Financial Plaza is 87% and 91% leased as of September 31,
1993 and December 31, 1993, respectively.

     (2)  The percentage represents physical occupancy.  Newport Corporation (102,054 square feet) vacated its space in March 1992, prior to its lease expiration of May 31, 1995 and has continued to pay rent pursuant to its lease obligations.
In the third quarter of 1993, 77,028 square feet was re-leased to Fry's Electronics, and 25,026 square feet has been leased to a sub-tenant.  Therefore, from the first quarter of 1992 through the second quarter of 1993, the property has been 26%
greater leased than occupied.

     Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during fiscal years 1993 and 1992.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 9,335 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                                JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                     YEARS ENDED DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989

                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                                  1993            1992             1991            1990            1989
                                              ------------    ------------     ------------    ------------    ------------
Total income . . . . . . . . . . . . . . .    $ 12,292,002      11,140,476       10,134,959      10,337,178       9,378,455
                                              ============    ============     ============    ============     ===========
Operating earnings . . . . . . . . . . . .    $  3,179,510       2,206,794          836,374       2,558,774       2,984,452
Partnership's share of operations
 of unconsolidated ventures. . . . . . . .        (157,847)       (251,748)        (469,751)         73,821         (57,695)
                                              ------------    ------------     ------------    ------------    ------------
    Net operating earnings . . . . . . . .       3,021,663       1,955,046          366,623       2,632,595       2,926,757
Partnership's share of gain on sale of
  investment property and gain on sale of
  land from unconsolidated venture . . . .         346,208       6,366,463            --              --              --
                                              ------------    ------------     ------------    ------------    ------------
Net earnings before partnership's share of
  extraordinary item from unconsolidated
  venture. . . . . . . . . . . . . . . . .       3,367,871       8,321,509          366,623       2,632,595       2,926,757
Partnership's share of extraordinary item
  from unconsolidated venture. . . . . . .        (521,183)          --               --              --              --
                                              ------------    ------------     ------------    ------------    ------------
Net earnings . . . . . . . . . . . . . . .    $  2,846,688       8,321,509          366,623       2,632,595       2,926,757
                                              ============    ============     ============    ============     ===========
Net earnings per Interest (b):
  Net operating earnings . . . . . . . . .    $      22.95           14.85             2.78           19.99           22.23
  Partnership's share of gain on
   investment property and share
   of gain on sale of land from
   unconsolidated venture. . . . . . . . .            2.71           49.86            --              --              --
  Partnership's share of extraordinary
   item from unconsolidated venture. . . .           (3.96)          --               --              --              --
                                              ------------    ------------     ------------    ------------    ------------
    Net earnings per Interest. . . . . . .    $      21.70           64.71             2.78           19.99           22.23
                                              ============    ============     ============    ============     ===========
Total assets . . . . . . . . . . . . . . .    $113,581,933     115,959,504      119,093,611     123,698,536     128,944,388
Long-term debt . . . . . . . . . . . . . .    $ 26,700,000      15,700,000       26,700,000      26,700,000      26,700,000
Cash distributions per Interest (c). . . .    $      40.00           85.00            43.50           54.00           54.00
                                              ============    ============     ============    ============     ===========

- -------------

  (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net earnings per Interest is based upon the Interests outstanding at the end of each period (126,414).

  (c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each partner's taxable income
(loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993



Property
- --------

Fountain Valley
Industrial Park    a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      87%                $4.79
                              1990 . . . . .     100%                 5.10
                              1991 . . . . .      84%                 5.47
                              1992 . . . . .      74%                 5.96
                              1993 . . . . .      85%                 5.31

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          Fry's Electronics              77,028         $231,084        7/2005             7/2010
                          (Retail)                                                                         7/2015

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Fountain Valley Industrial Park:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                          1994                1             12,702        $ 68,600           4%
                          1995                3             81,516         464,200          26%
                          1996                3             52,080         298,100          17%
                          1997                5             90,670         434,100          24%
                          1998                1             20,000           --              - (2)
                          1999                -               --             --              -
                          2000                -               --             --              -
                          2001                -             -                --              -
                          2002                -             -                --              -
                          2003                -             -                --              -
                          2004                -             -                --              -

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.
                   (2)  Due to rental concessions in 1993, the tenant paid no base rent in 1993.

Property
- --------

Rivertree Court
Shopping Center    a)     The GLA historical occupancy rate and average base rent
                          per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      90%               $11.66
                              1990 . . . . .      91%                11.30
                              1991 . . . . .      83%                12.97
                              1992 . . . . .      90%                11.28
                              1993 . . . . .      97%                11.52

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          Phar-Mor Inc. (2)              40,560         $294,100        3/2003             $8.25 psf through 3/2008
                          (Drug Store)                                                                     $8.75 psf through 3/2013
                                                                                                           $9.25 psf through 3/2018

                          Cineplex Odeon                 40,000          720,000        2/2008             $24.00 psf through 2/2013
                          (Cinema)                                                                         $26.00 psf through 2/2018

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Rivertree Court Shopping Center:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                          1994               7             18,946         $309,100           9%
                          1995               6              8,402          157,100           5%
                          1996               8             20,127          303,900           9%
                          1997               2              3,331           52,100           1%
                          1998               8             58,104          586,400          18%
                          1999               4             10,819          159,500           5%
                          2000               1              4,942           --               - (3)
                          2001               1             15,140          126,400           4%
                          2002               2              7,024           93,000           3%
                          2003               1             40,560          294,100           9%
                          2004               1             25,031          244,100           7%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.
                   (2)  During the third quarter of 1992, Phar-Mor filed for protection under Chapter XI of the
                        United States Bankruptcy Code.  The Phar-Mor store at the Rivertree Court Shopping Center continues to operate and pay rent pursuant to its lease obligation.
                   (3)  Due to rental concessions in 1993, the tenant paid no base rent in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On August 20, 1986, the Partnership commenced an offering to the public of $100,000,000, subject to increase by up to $250,000,000, of Interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On April 14, 1987, the offering was consummated and a total of 126,409 Interests were issued to the public by the Partnership from which the Partnership received gross proceeds of $126,409,000. After deducting selling expenses and other offering costs, the Partnership had approximately $113,741,000 with which to make investments primarily in existing commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of such proceeds was utilized to acquire the properties described in
Item 1 above.

     At December 31, 1993, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,300,000. Such funds and short-term investments of approximately $11,520,000 are available for future distri-butions to partners, working capital requirements, anticipated releasing costs at the Rivertree Court Shopping Center and to make additional investments in the venture which owns the First Financial Plaza Office Building as described in Note 3. As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $689,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $950,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     In 1992, the Partnership paid approximately $345,000 relating to significant seismic-related improvements made to certain buildings at the Fountain Valley and Cerritos Industrial Parks in 1991. In 1993, the Partnership paid approximately $305,000 to complete significant land and building improvements at the Cerritos Industrial Park originally budgeted in 1992 as a result of a mandate from the City of Cerritos. In 1995 and 1996, leases at the Cerritos Industrial Park representing 33% and 22%, respectively, of the leasable square footage are scheduled to expire, not all of which are expected to be renewed.

     The Fountain Valley Industrial Park currently operates in a market with industrial vacancy rates ranging from 15% to 16%. Fountain Valley is currently 85% leased and occupied. The Partnership and the Newport Corporation, which vacated in March 1992 prior to its 1995 lease expiration and continues to pay rent pursuant to its one remaining lease obligation, entered into an agreement to terminate one of Newport's leases for approximately 77,000 square feet (representing approximately 20% of the leasable square footage at the property) in July 1993 for a $487,000 fee paid to the Partnership. The space has been leased to Fry's Electronics, an electronics retailer, for a twelve-year term effective July 1993. International Tile vacated its approximate 36,000 square feet in August 1993 prior to its lease expiration in 1997. In January 1994, International Tile filed for protection under Chapter XI of the United States Bankruptcy Code. It is unlikely that the Partnership will collect the approximate $90,000 owed by International Tile at December 31, 1993. In 1995 and 1996, leases representing 21% and 13%, respectively, of the leasable square footage at Fountain Valley are scheduled to expire, not all of which are expected to be renewed.

     Currently, as leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases will likely be at rental rates less than the rates on existing leases. The supply of industrial space has caused increased competition for tenants, a corresponding decline in rental rates and a corresponding increase in time required to re-lease tenant space in these markets. This anticipated decline in rental rates and anticipated increase in re-leasing time will result in a decrease in cash flow from operations over the near term. Fountain Valley incurred minimal damage and Cerritos incurred no damage as a result of the earthquake in southern California on January 17, 1994.

     In February 1994, the Partnership extended and increased the first mortgage loan in the principal amount to $11,200,000, which is secured by the Fountain Valley and Cerritos Industrial Parks. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization period and matures March 1, 2001. After payment of costs and fees related to the re-financing, there were no distributable proceeds from the loan extension. Prior to the extension, the Partnership had entered into a forbearance agreement with the lender providing, among other things, that the lender agreed not to exercise its rights and remedies under the original loan documents from November 2, 1993, the original maturity date, until January 31, 1994. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.

     As of December 31, 1993, the Partnership has made an aggregate investment of approximately $24,994,000 relating to a maximum total commitment of $25,750,000 to an existing partnership (Adams/Wabash) that constructed a parking garage and retail space structure known as the Adams/Wabash Self Park as described in Note 3(e). The Partnership is not required to increase this original aggregate investment. Pursuant to the Adams/Wabash Partnership Agreement, the Partnership's interest in the venture increased from 49.9% to 74.9% effective October 1, 1993.

     The Rivertree Court Shopping Center operates in a market which is experiencing significant growth in the commercial and residential sectors.
The growth in the area is expected to continue in the next several years. However, in January 1994, Filene's Basement vacated their space of approximately 26,000 square feet (representing approximately 9% of the leasable square footage at the property) but continues to pay rent pursuant to its lease. The Partnership is finalizing its approval of a sub-tenant for the Filene's store. During the third quarter of 1992, Highland Superstores, Inc. and Phar-Mor, both of which then had stores at the Rivertree Court Shopping Center, filed for protection under Chapter XI of the United States Bankruptcy Code. Highland vacated its space at the end of August 1992. The Partnership has leased the Highland space to Best Buy, an appliance and home electronics retailer, which opened during February 1993. The Phar-Mor store at the center continues to operate and pay rent under its lease obligation since its bankruptcy filing. The Partnership has received no notification of Phar-Mor's intentions regarding the continued operations of this store. However, the Partnership has finalized negotiations with a replacement tenant should Phar-Mor vacate its space in the near future.

     On January 30, 1992, the Partnership, through JMB/Mid Rivers Mall Associates, sold its interest in the Mid Rivers Mall located in St. Peters, Missouri to the unaffiliated joint venture partner. The Partnership received in connection with the sale, after all fees, expenses and joint venture partner's participation, a net amount of cash of $13,250,000. See Note 7 for a further description of this transaction.

     The West Dade joint venture which owns the Miami International Mall entered into an agreement with J.C. Penney which opened a department store at the mall in October 1992 (see Note 3(d)). The addition of J.C. Penney has had a positive impact on the operations of the mall. During the third quarter of 1992, the property experienced storm damage caused by Hurricane Andrew. It has been determined that structural damage to the building was minimal; however, the landscaping surrounding the building, including the irrigation system and street curbs, was impacted more severely. All repairs necessary to continue operations have been made. The Partnership believes West Dade has adequate insurance coverage for this damage. A claim has been submitted to the property's insurance company for approximately $750,000. In January 1994, a partial settlement of approximately $710,000 of the expected insurance proceeds had been received.

     West Dade sold a 3.9 acre outparcel of land at the Miami International Mall in June 1993 for a net sale price of approximately $1,560,000, after certain selling costs, of which the Partnership's share was approximately $390,000. For financial reporting purposes, West Dade has recognized a gain in 1993 of approximately $1,385,000, of which the Partnership's share is approximately $346,000. West Dade is currently negotiating the sale of an additional 4 acre outparcel of land.

     In December 1993, West Dade obtained a new mortgage loan in the principal amount of $47,500,000 replacing the existing first mortgage loan at the property. The new mortgage loan bears interest at 6.91% per annum and matures December 21, 2003. The loan provides for monthly interest-only payments for years one through three and monthly principal and interest payments based on a twenty-year amortization period for years four through ten. The non-recourse loan is secured by a first mortgage on the Miami International Mall. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the new loan.

     At December 31, 1993, the First Financial Plaza office building is approximately 85% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Misubishi lease and recently executed leases, the building is 91% leased. In 1994, leases representing approximately 20% of the leasable square footage are scheduled to expire. Although renewal discussions with the majority of these tenants have been favorable, there can be no assurance that all of these tenants will renew their leases upon expiration. The Los Angeles office market in general and the Encino submarket in particular have become extremely competitive resulting in higher rental concession granted to tenants and flat or decreasing market rental rates. Furthermore, due to the recession in southern California and to concerns regarding tenants' ability to perform under current lease terms, the venture has granted rent deferrals and other forms of rent relief to several tenants including First Financial Housing, an affiliate of the unaffiliated venture partner. The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994.

    There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interest or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.
RESULTS OF OPERATIONS

     The increase in interest, rents, and other receivables as of December 31, 1993 as compared to December 31, 1992 is primarily due to the timing of the collection of tenant escalations at the Rivertree Court Shopping Center.

     The increase in deferred expenses as of December 31, 1993 as compared to December 31, 1992 and the related amortization expense for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to the capitalization and amortization of the lease commissions related to the 1993 commencement of the Fry's Electronics lease at the Fountain Valley Industrial Park. The decrease in amortization expense for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to the write off of deferred lease costs relating to a tenant vacating its space at the Fountain Valley Industrial Park in 1991.

     The decrease in current portion of long-term debt and the corresponding increase in long-term debt at December 31, 1993 as compared to December 31, 1992 is due to the extension of the $11,000,000 first mortgage loan secured by the Fountain Valley and Cerritos Industrial Parks subsequent to December 31, 1993 (see Note 4(b)).

     The increase in rental income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to higher average occupancy levels at the Adams/Wabash Self Park, the Rivertree Court Shopping Center, and the Fountain Valley and Cerritos Industrial Parks. The increase in rental income is also due to the $487,000 termination fee received for the termination of one of the Newport Corporation lease obligations at the Fountain Valley Industrial Park in July 1993. In addition, parking revenue at the Adams/Wabash Self Park increased due to two monthly parking contracts which were executed during October 1992 and to increased activity from the Palmer House Hotel parking contract. The increase in leasing at the above-mentioned properties has also resulted in an increase in accrued rents receivable at December 31, 1993 as compared to December 31, 1992.

     The increase in rental income for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to an increase in parking revenue at the Adams/Wabash investment property due to two monthly parking contracts which were executed during October 1992 and to increased activity from the Palmer House Hotel parking contract. In addition, rental income from the retail space at the Adams/Wabash investment property increased due to higher average occupancy levels during 1992 as compared to 1991. Fountain Valley Industrial Park also received a partial bankruptcy settlement of $80,000 in 1992.

     The decrease in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 and the increase in interest income for the year ended December 31, 1992 as compared to the year ended December 31, 1991 are primarily due to the Partnership maintaining a higher average invested balance in U.S. Government obligations during 1992. The higher average invested balance resulted primarily from the receipt of cash proceeds (a portion of which were subsequently distributed to the Limited Partners in 1992) from the sale of the Partnership's interest in the Mid Rivers Mall in January 1992.

     The decrease in the amount of loss from Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due primarily to increased operations at the Miami International Mall. The decrease in the amount of loss from Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to the sale of the Partnership's interest in the Mid Rivers Mall.

     The decrease in Partnership's share of gain on sale of investment property and gain on sale of land from unconsolidated venture for the year ended December 31, 1993 as compared to the year ended December 31, 1992 and the increase for the year ended December 31, 1992 as compared to the year ended December 31, 1991 are primarily due to the gain recognized in connection with the sale of the Partnership's interest in the Mid Rivers Mall in January 1992, partially offset by the sale of a 3.9 acre outparcel of land at the Miami International Mall in June 1993 (see Note 3(d)).

     The decrease in extraordinary item from unconsolidated venture for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to a prepayment penalty to the first mortgage lender as a result of the loan refinancing at the Miami International Mall in December 1993 (see Note 3(d)).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment property contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1993 and 1992

Consolidated Statements of Operations, years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows, years ended December 31, 1993,
  1992 and 1991

Notes to Consolidated Financial Statements


                                                               SCHEDULE
                                                               --------

Supplementary Income Statement Information                          X
Consolidated Real Estate and Accumulated Depreciation              XI


SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.









                     INDEPENDENT AUDITORS' REPORT



The Partners
JMB INCOME PROPERTIES, LTD. - XIII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - XIII (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XIII and consolidated venture at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                            KPMG PEAT MARWICK




Chicago, Illinois
March 22, 1994

                                                       JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1993 AND 1992


                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,301,466     3,428,494
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,520,463     9,697,729
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,039,884       716,021
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,608        62,411
                                                                                                       ------------   -----------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,929,421    13,904,655

Investment properties, at cost (notes 2, 4 and 8) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,566,702    23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   74,953,712    74,228,340
                                                                                                       ------------   -----------

                                                                                                         98,520,414    97,795,042
  Less:  accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (11,626,188)   (9,149,275)
                                                                                                       ------------   -----------

         Total investment properties, net of accumulated depreciation. . . . . . . . . . . . . . . . .   86,894,226    88,645,767

Investments in unconsolidated ventures, at equity (notes 3 and 10) . . . . . . . . . . . . . . . . . .   10,779,381    11,840,422
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      805,423       585,219
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,173,482       983,441
                                                                                                       ------------   -----------

                                                                                                       $113,581,933   115,959,504
                                                                                                       ============   ===========
                                                       JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       ----------------------------------------------------
                                                                                                           1993           1992
                                                                                                       ------------   -----------

Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      --       11,000,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      215,713       179,953
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      212,168       212,168
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,155,752     1,108,953
                                                                                                       ------------   -----------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,583,633    12,501,074

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      310,468       367,771
Long-term debt (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,700,000    15,700,000
                                                                                                       ------------   -----------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28,594,101    28,568,845
                                                                                                       ------------   -----------

Partners' capital accounts (deficits) (notes 1 and 5):
    General partners:
        Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000        20,000
        Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      600,395       496,914
        Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,088,351)     (946,472)
                                                                                                       ------------   -----------
                                                                                                           (467,956)     (429,558)
                                                                                                       ------------   -----------
    Limited partners (126,414 interests):
        Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . .  113,741,315   113,741,315
        Cumulative net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,444,026    16,700,819
        Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (47,729,553)  (42,621,917)
                                                                                                       ------------   -----------
                                                                                                         85,455,788    87,820,217
                                                                                                       ------------   -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   84,987,832    87,390,659
                                                                                                       ------------   -----------
Commitments and contingencies (notes 3, 4 and 8)
                                                                                                       $113,581,933   115,959,504
                                                                                                       ============   ===========

                                   See accompanying notes to consolidated financial statements.

                                                JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                         1993           1992              1991
                                                                                     -----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,897,992      10,490,689        9,689,131
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         394,010         649,787          445,828
                                                                                     -----------     -----------      -----------
                                                                                      12,292,002      11,140,476       10,134,959
                                                                                     -----------     -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .       2,546,010       2,546,010        2,546,010
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,476,913       2,454,001        2,415,414
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       3,529,702       3,263,607        3,497,218
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         192,239         268,480          206,812
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         175,953         150,274          259,006
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         191,675         251,310          374,125
                                                                                     -----------     -----------      -----------
                                                                                       9,112,492       8,933,682        9,298,585
                                                                                     -----------     -----------      -----------
        Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,179,510       2,206,794          836,374
Partnership's share of operations of unconsolidated ventures (note 3). . . . . .        (157,847)       (251,748)        (469,751)
                                                                                     -----------     -----------      -----------
        Net operating earnings . . . . . . . . . . . . . . . . . . . . . . . . .       3,021,663       1,955,046          366,623
Partnership's share of gain on sale of investment property and gain
  on sale of land from unconsolidated venture (notes 3(d) and 7) . . . . . . . .         346,208       6,366,463            --
                                                                                     -----------     -----------      -----------
        Net earnings before Partnership's share of extraordinary item from
          unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . . .     $ 3,367,871       8,321,509          366,623
Partnership's share of extraordinary item from unconsolidated venture (note 3(d))       (521,183)          --               --
                                                                                     -----------     -----------      -----------
        Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,846,688       8,321,509          366,623
                                                                                     ===========     ===========      ===========
Net earnings per limited partnership interest (note 1):
  Net operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     22.95           14.85             2.78
  Partnership's share of gain on sale of investment property and gain on sale of
    land from unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .            2.71           49.86            --
  Partnership's share of extraordinary item from unconsolidated venture. . . . .           (3.96)          --               --
                                                                                     -----------     -----------      -----------
        Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     21.70           64.71             2.78
                                                                                     ===========     ===========      ===========
<fs>
                                   See accompanying notes to consolidated financial statements.

                                                       JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                          GENERAL PARTNERS                            LIMITED PARTNERS (126,414 INTEREST)
                     -------------------------------------------------------  --------------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                                                              NET OF
                    CONTRI-       NET           CASH                         OFFERING       NET           CASH
                    BUTIONS     EARNINGS    DISTRIBUTIONS       TOTAL         COSTS       EARNINGS    DISTRIBUTIONS       TOTAL
                    --------    ----------   -------------     --------     -----------   ----------   -------------   -----------
Balance (deficit) at
 December 31, 1990 .$20,000       340,383       (650,300)     (289,917)   113,741,315     8,169,218    (26,213,635)    95,696,898

Net earnings . . . .  --           14,665           --          14,665        --            351,958         --            351,958
Cash distributions
 ($43.50 per
 Interest) . . . . .  --            --          (154,293)     (154,293)       --            --          (5,554,555)    (5,554,555)
                    --------      --------     ----------      --------    -----------    ----------    -----------    -----------
Balance (deficit) at
 December 31, 1991 . 20,000       355,048       (804,593)     (429,545)   113,741,315     8,521,176    (31,768,190)    90,494,301

Net earnings . . . .  --          141,866          --          141,866          --        8,179,643          --         8,179,643
Cash distributions
 ($85.00 per
 Interest) . . . . .   --           --          (141,879)     (141,879)         --            --       (10,853,727)   (10,853,727)
                    --------      --------     ----------      --------    -----------    ----------    -----------    -----------

Balance (deficit) at
 December 31, 1992 . 20,000       496,914       (946,472)     (429,558)   113,741,315    16,700,819    (42,621,917)    87,820,217

Net earnings . . . .   --         103,481          --          103,481          --        2,743,207          --         2,743,207
Cash distributions
 ($40.00 per
 Interest) . . . . .   --           --          (141,879)     (141,879)         --            --        (5,107,636)    (5,107,636)
                   --------      --------     ----------      --------    -----------    ----------    -----------    -----------
Balance (deficit) at
 December 31, 1993 .$20,000      600,395     (1,088,351)     (467,956)    113,741,315    19,444,026    (47,729,553)    85,455,788
                   ========      ========     ==========      ========    ===========    ==========    ===========    ===========

                                   See accompanying notes to consolidated financial statements.

                                                       JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                         1993            1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,846,688       8,321,509          366,623
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,476,913       2,454,001        2,415,414
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         175,953         150,274          259,006
    Partnership's share of operations of unconsolidated ventures . . . . . . . .         157,847         251,748          469,751
    Partnership's share of gain on sale of investment property and gain
      on sale of land from unconsolidated venture. . . . . . . . . . . . . . . .        (346,208)     (6,366,463)           --
    Partnership's share of extraordinary item from unconsolidated venture. . . .         521,183           --               --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .        (323,863)        222,377          116,450
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,197)          8,135          (12,630)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        (190,041)       (134,248)        (263,027)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,760        (105,657)        (116,445)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          46,799         (74,663)         580,972
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         (57,303)         34,480          (27,659)
                                                                                     -----------     -----------      -----------

        Net cash provided by operating activities. . . . . . . . . . . . . . . .       5,338,531       4,761,493        3,788,455
                                                                                     -----------     -----------      -----------

Cash flows from investing activities:
  Net (purchases) sales of short-term investments. . . . . . . . . . . . . . . .      (1,822,734)     (4,545,928)       2,660,649
  Additions to investment properties (net of related payables) . . . . . . . . .        (725,372)       (961,888)      (1,709,239)
  Partnership's distributions from unconsolidated ventures and proceeds from sale
    of investment property . . . . . . . . . . . . . . . . . . . . . . . . . . .         782,450      14,101,640        2,990,811
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . .         (54,231)       (218,357)      (1,083,253)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .        (396,157)       (229,024)        (272,073)
                                                                                     -----------     -----------      -----------

        Net cash provided by (used in) investing activities. . . . . . . . . . .      (2,216,044)      8,146,443        2,586,895
                                                                                     -----------     -----------      -----------
                                                       JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                         1993            1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .      (5,107,636)    (10,853,727)      (5,554,555)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .        (141,879)       (141,879)        (154,293)
                                                                                     -----------     -----------      -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . .      (5,249,515)    (10,995,606)      (5,708,848)
                                                                                     -----------     -----------      -----------
        Net increase (decrease) in cash and cash equivalents . . . . . . . . . .     $(2,127,028)      1,912,330          666,502
                                                                                     ===========     ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .     $ 2,546,010       2,546,010        2,546,010
                                                                                     ===========     ===========      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . .     $      --             --             --
                                                                                     ===========     ===========      ===========
























                                   See accompanying notes to consolidated financial statements.

                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and one of its ventures, Adams/Wabash Limited Partnership ("Adams/Wabash"). The effect of all transactions between the Partnership and Adams/Wabash have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in JMB/Mid Rivers Associates ("JMB/Rivers") (see note 7), JMB First Financial Associates ("First Financial") and JMB/Miami International Associates ("JMB/Miami").
Accordingly, the accompanying financial statements do not include the accounts of JMB/Rivers, First Financial and JMB/Miami.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP").

Such adjustments are not recorded on the records of the Partnership.

     The net effect of these items is summarized as follows for the years ended December 31, 1993 and 1992:

                                                       JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





                                                                              1993                            1992
                                                              ------------------------------  ------------------------------
                                                               GAAP BASIS         TAX BASIS      GAAP BASIS       TAX BASIS
                                                              ------------       -----------    ------------     -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . .    $113,581,933      123,643,503     115,959,504     126,904,215

Partners' capital accounts
 (deficits) (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .        (467,956)        (891,359)       (429,558)       (829,950)
  Limited partners . . . . . . . . . . . . . . . . . . . .      85,455,788       96,127,046      87,820,217      99,331,009

Net earnings (note 5):
  General partners . . . . . . . . . . . . . . . . . . . .         103,481           80,469         141,866         103,644
  Limited partners . . . . . . . . . . . . . . . . . . . .       2,743,207        1,903,674       8,179,643       8,442,733

Net earnings per Interest. . . . . . . . . . . . . . . . .           21.70            15.06           64.71           66.79
                                                               ===========      ===========     ===========    ============

                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $1,985,253 at December 31, 1993 and 1992, respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses consist primarily of deferred organization costs which are amortized over a 60-month period and deferred lease commissions and loan fees which are amortized over their respective terms using the straight-line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial buildings, an office complex and a parking/retail structure. In January 1992, the Partnership's interest in the Mid Rivers Mall was sold (note 7). All of the properties owned at December 31, 1993 were operating. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                     YEARS
                                                     -----
      Building and improvements -- straight-line .     30
      Personal property -- straight-line . . . . .      5
                                                       ==
                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership (note 4).


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is a party to three operating joint venture agreements. In addition, the Partnership through a joint venture (JMB/Rivers) sold its interest in the Mid Rivers Mall on January 30, 1992 (note 7). Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,757,000 through December 31, 1993. In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one office building, two regional shopping malls and one parking/retail structure. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Two of the venture properties operating as of December 31, 1993 have been financed under various long-term debt arrangements as described in notes (c) and (d) below.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  JMB/Rivers

     In December 1986, the Partnership and JMB Income Properties, Ltd. - XII, (a partnership sponsored by an affiliate of the Managing General Partner) ("JMB-XII"), formed JMB/Rivers, which entered into a joint venture ("Mid Rivers") with an affiliate of the developer ("Venture Partner") and acquired an interest in an enclosed regional shopping center then under construction in St. Peters, Missouri, known as Mid Rivers Mall. Under the terms of the venture agreement, JMB/Rivers contributed approximately $39,400,000, of which the Partnership's share was approximately $19,700,000. During January 1992, JMB/Rivers sold its interest in Mid Rivers Mall (see note 7).

                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The ultimate ownership percentages for JMB/Rivers and Venture Partner were established as 80% and 20%, respectively. Operating profits and losses were generally allocated in proportion to and to the extent of distributions as described above and, to the extent profits and losses exceeded such distributions, to the Partners in accordance with their respective ownership percentages. The terms of the JMB/Rivers agreement generally provided that the Partnership was allocated or distributed, as the case may be, profits and losses, cash flow from operations and sale or refinancing proceeds in the ratio of its respective capital contributions to JMB/Rivers.

     The shopping center was managed by an affiliate of the Venture Partner for a fee calculated as 4% of gross receipts of the property through the date of the sale.

    (c)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB-XII, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Venture Partner") which owns an office building in Encino (Los Angeles), California. First Financial is obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. The Partnership's share of the remaining amounts, approximately $14,000, will be contributed when the venture partner complies with certain requirements.

     In November 1987, First Financial caused Encino to obtain a third party first mortgage loan in the amount of $30,000,000. The proceeds of such loan were distributed to First Financial to reduce its contribution and to the Venture Partner who subsequently repaid a $15,500,000 loan from First Financial. Thus, the total cash investment of First Financial for its interest in the office building, after consideration of the funding of the $30,000,000 permanent financing, is approximately $20,000,000, of which the Partnership's share is approximately $7,500,000. The outstanding principal balance of the third party first mortgage loan as of December 31, 1993 is $29,394,848.

     The Encino partnership agreement generally provides that First Financial is entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contributions. Any remaining cash flow is to be split equally between First Financial and the Venture Partner. Pepperdine University, under its tenant lease, is entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined).

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1993, 1992 and 1991.

     The Encino partnership agreement also generally provides that net sale proceeds and net refinancing proceeds (as defined), after any amounts due to Pepperdine University pursuant to its tenant lease, are to be distributed: first, to First Financial in an amount equal to the deficiency, if any, in its cumulative preferred return as described above; next, to First Financial in the amount of its capital contributions; next, to the Venture Partner in an amount equal to $600,000; any remaining proceeds are to be split equally between First Financial and the Venture Partner.

                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The terms of the First Financial partnership agreement provide that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 37.5% share of capital contributions.

     The office building is managed by an affiliate of the Venture Partner for a fee based upon a percentage of rental receipts (as defined) of the property.

     (d) JMB/Miami

     On January 26, 1988, the Partnership, through JMB/Miami, a joint venture with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership ("West Dade" in which JMB/Miami is a general partner), with an affiliate of the developer (the "Venture Partner"), which owns an enclosed regional shopping center in Miami, Florida known as Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd., a partnership sponsored by an affiliate of the General Partners of the Partnership made a capital contribution to JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a partnership controlled by Urban Shopping Centers, Inc. (a corporation organized by an affiliate of the General Partners of the Partnership, which operates in a manner which it expects to enable it to qualify as a real estate investment trust). The total cash investment of JMB/Miami in West Dade is $20,805,000, of which the Partnership's share is $10,402,500. The terms of JMB/Miami partnership agreement provide that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 50% share of capital contributions.

     At closing, JMB/Miami made a cash payment of $14,567,306 consisting of
(i) $13,441,000 for a 33% interest in West Dade and options, exercised in early 1989, to acquire an additional 17% interest in West Dade and (ii) $1,126,306 as a contribution for initial working capital requirements of West Dade. JMB/Miami paid an additional $4,237,694 of purchase price representing payments under the various option agreements entered into at closing, upon exercise of these options in February 1989.

     The West Dade venture agreement provides that JMB/Miami and the Venture Partner generally are each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of West Dade and are each obligated to advance 50% of any additional funds required under the terms of the West Dade venture agreement.

     In December 1993, West Dade obtained a new mortgage loan in the principal amount of $47,500,000 replacing the existing first mortgage loan at the property. The new mortgage loan bears interest at 6.91% per annum and matures December 21, 2003. The loan provides for monthly interest-only payments for years one through three and monthly principal and interest payments based on a twenty-year amortization period for years four through ten. The loan permits prepayment in full with 30 days prior written notice and payment of a premium calculated as the greater of (i) 1% of the principal being prepaid multiplied by the percent of months remaining to maturity or (ii) the present value of the loan less principal and accrued interest being prepaid. The non-recourse loan is secured by a first mortgage on the Miami International Mall. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the new loan.
                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     In conjunction with the refinancing in December 1993, West Dade incurred a prepayment penalty on the early retirement of the original loan in the amount $2,015,357, of which the Partnership's share is $503,839. In addition, West Dade had written off costs associated with the original loan in the amount of $69,374, of which the Partnership's share is $17,344.

     In 1992, West Dade sold land to J.C. Penney to open a department store at the mall. Under the sale agreement, J.C. Penney purchased land from West Dade for approximately $1,260,000, and West Dade expended approximately $894,000 related to land preparation costs in 1990 and 1991. J.C. Penney completed construction of its own facility of 145,824 square feet and opened in late October 1992.

     During the third quarter of 1992, the property experienced storm damage caused by Hurricane Andrew. Although structural damage to the building was minimal, the landscaping surrounding the building, including the irrigation system and street curbs, was impacted more severely. All repairs necessary to continue operations have been made. The Partnership believes West Dade has adequate insurance coverage for this damage. A claim has been submitted to the property's insurance company for approximately $750,000. In January 1994, a partial settlement of approximately $710,000 of the expected insurance proceeds had been received.

     West Dade sold a 3.9 acre outparcel of land at Miami International Mall in June 1993 for a net sale price of approximately $1,560,000 after certain selling costs, of which the Partnership's share was approximately $390,000. For financial reporting purposes, West Dade has recognized a gain in 1993 of approximately $1,385,000, of which the Partnership's share is approximately $346,000. For income tax purposes, West Dade has recognized a gain in 1993 of approximately $325,000, of which the Partnership's share is a loss of approximately $37,000. West Dade is currently negotiating the sale of an additional 4 acre outparcel of land.

     The shopping center is managed by an affiliate of the Venture Partner. The manager is paid an annual fee equal to 4-1/2% of the net operating income of the shopping center.

     (e)  Adams/Wabash

     On April 19, 1988, an affiliate of the Partnership entered into a forward commitment on behalf of the Partnership to make a total cash investment to a maximum of $25,750,000 in the Adams/Wabash Limited Partnership ("Adams/- Wabash"), which constructed a parking garage and retail space structure (the "Project") in Chicago, Illinois. The Project contains 671 parking spaces and approximately 28,800 square feet of rentable retail area. Through December 31, 1993, the Partnership has funded approximately $24,994,000 of its total cash commitment and does not anticipate increasing its original cash investment.

     Upon acquisition, the Partnership was admitted to an existing partnership with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993 pursuant to the terms of the Adams/Wabash Partnership Agreement. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Payment of the preferred return was guaranteed by one of the joint venture partners through September 30, 1992, except to the extent the Partnership was required to make contributions under the joint venture agreement. Any distributable cash flow
                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


in excess of the Partnership's preferred return will be distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. Accordingly, for financial reporting purposes, for the years ended December 31, 1993, 1992 and 1991, the Partnership was allocated 100% of the operating profits of Adams/Wabash. As of December 31, 1993, the Partnership has received its preferred return.


(4)  LONG-TERM DEBT

     (a)  Long-term debt consisted of the following at December 31, 1993 and
1992:
                                            1993             1992
                                        ------------     ------------
10.03% mortgage note; secured by the
 Rivertree Court Shopping Center
 located in Vernon Hills (Chicago),
 Illinois; payable monthly, interest
 only; due January 1, 1999 . . . .       $15,700,000       15,700,000

8.83% mortgage note; secured by the
 Fountain Valley and Cerritos Industrial
 Parks located in Fountain Valley and
 Cerritos, (Los Angeles) California,
 respectively; payable monthly, interest
 only; due November 1, 1993 (b). .        11,000,000       11,000,000
                                         -----------       ----------

    Total debt . . . . . . . . . .        26,700,000       26,700,000
    Less current portion of
     long-term debt (b). . . . . .            --           11,000,000
                                         -----------       ----------

    Total long-term debt . . . . .       $26,700,000       15,700,000
                                         ===========       ==========

     (b)  Long-Term Debt Refinancing

     In February 1994, the Partnership extended and increased the first mortgage loan to the principal amount of $11,200,000, which is secured by the Fountain Valley and Cerritos Industrial Parks. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization period and matures March 1, 2001. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the loan extension. Prior to the extension, the Partnership had entered into a forbearance agreement with the lender providing, among other things, that the lender agreed not to exercise its rights and remedies under the original loan documents from November 2, 1993, the original maturity date, until January 31, 1994. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.
                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations generally are allocated 96% to the Limited Partners and 4% to the General Partners. Profits or losses for Federal income tax purposes from the sale or refinancing of properties generally will be allocated 99% to the Limited Partners and 1% to the General Partners.
However, net profits from the sale of properties will be additionally allocated to the General Partners (i) to the extent that cash distributions to the General Partners of sale proceeds from such sale exceed the aforesaid 1% of such profits and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of additional properties.

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disburseable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to (i) the cumulative deferral of their 10% distribution of disburseable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $3,265,000 of disburseable cash and approximately $618,000 of sale proceeds from Mid Rivers Mall has been deferred by the General Partners (note 7).


(6)  MANAGEMENT AGREEMENTS - OTHER THAN VENTURES

     Rivertree Court Shopping Center, Fountain Valley Industrial Park and Cerritos Industrial Park are managed by an affiliate of the Managing General Partner of the Partnership. The fee for managing Rivertree Court is equal to 3% of minimum and percentage rents of the property. The fee for managing the Industrial Parks is equal to 3.75% of gross receipts of the properties.


(7)  SALE OF MID RIVERS MALL

     On January 30, 1992, the Partnership, through JMB/Rivers, sold its interest in the Mid Rivers Mall located in St. Peters, Missouri to the unaffiliated joint venture partner. The sale price of the interest was $26,500,000 (before closing costs and prorations) plus the outstanding balance of the mortgages of which JMB/Rivers' share was $35,318,171. The Partnership received in connection with the sale, after all fees, expenses and joint venture partner's participation, a net amount of cash of $13,250,000. For financial reporting purposes, JMB/Rivers had recognized a gain of approximately $12,022,000 in 1992, of which the Partnership's share was approximately $6,366,000.
                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(8)  LEASES

     As Property Lessor

     The Partnership and its consolidated venture's principal assets are two multi-tenant industrial building complexes, a shopping center and a parking/retail structure. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over their estimated useful lives. Leases with tenants range in term from one to twenty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1993:

     Industrial Building Complexes:
       Cost. . . . . . . . . . . . . . . . . . .    $36,956,309
       Accumulated depreciation. . . . . . . . .     (4,545,732)
                                                    -----------
                                                     32,410,577
                                                    -----------
     Shopping Center:
       Cost. . . . . . . . . . . . . . . . . . .     39,173,543
       Accumulated depreciation. . . . . . . . .     (5,432,158)
                                                    -----------
                                                     33,741,385
                                                    -----------
     Parking/Retail Structure:
       Cost. . . . . . . . . . . . . . . . . . .     22,390,562
       Accumulated depreciation. . . . . . . . .     (1,648,298)
                                                    -----------
                                                     20,742,264
                                                    -----------
                                                    $86,894,226
                                                    ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

     1994. . . . . . . . . . . . . . . . . . . .     $ 6,130,496
     1995. . . . . . . . . . . . . . . . . . . .       5,558,448
     1996. . . . . . . . . . . . . . . . . . . .       4,937,843
     1997. . . . . . . . . . . . . . . . . . . .       4,271,664
     1998. . . . . . . . . . . . . . . . . . . .       3,414,456
     Thereafter. . . . . . . . . . . . . . . . .      17,941,608
                                                     -----------

          Total. . . . . . . . . . . . . . . . .     $42,254,515
                                                     ===========

                                                       JMB INCOME PROPERTIES, LTD. - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(9)  TRANSACTIONS WITH AFFILIATES

     Reimbursable expenses required to be paid by the Partnership to affiliates of the General Partners as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991, are as follows:

                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                        1993         1992          1991            1993
                                                                      --------     --------      --------      -------------
Property management fees . . . . . . . . . . . . . . . . . . . .      $231,529       202,585      198,743             3,638
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        10,861         9,960       27,177              --
Reimbursement (at cost) for accounting services. . . . . . . . .        76,373        62,996       93,816            76,373
Reimbursement (at cost) for legal services . . . . . . . . . . .         2,035        10,085        5,671             2,035
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .        11,206        11,394          544             1,122
                                                                      --------      --------     --------           -------

                                                                      $332,004       297,020      325,951            83,168
                                                                      ========      ========     ========           =======

                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow from the Partnership. All amounts deferred or currently payable do not bear interest.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/Rivers, First Financial and JMB/Miami (note 3) as of and for the years ended December 31, 1993 and 1992 is as follows:

                                           1993             1992
                                       ------------     ------------

Current assets . . . . . . . . . .     $  4,571,308        3,449,168
Other current liabilities. . . . .         (975,901)      (1,218,915)
                                       ------------     ------------

    Working capital. . . . . . . .        3,595,407        2,230,253

Investment property, net . . . . .       87,047,194       89,900,221
Other assets, net. . . . . . . . .        2,193,963        2,035,457
Long-term debt . . . . . . . . . .      (76,661,145)     (74,339,146)
Other liabilities. . . . . . . . .         (253,238)        (212,250)
Venture partners' equity . . . . .       (5,142,800)      (7,774,113)
                                       ------------     ------------
    Partnership's capital. . . . .     $ 10,779,381       11,840,422
                                       ============     ============

Represented by:
  Invested capital . . . . . . . .     $ 32,035,179       31,980,948
  Cumulative distributions . . . .      (26,933,034)     (26,150,584)
  Cumulative earnings (loss) . . .        5,677,236        6,010,058
                                       ------------     ------------
                                       $ 10,779,381       11,840,422
                                       ============     ============

Total income . . . . . . . . . . .     $ 18,281,016       18,104,319
                                       ============     ============
Operating expenses . . . . . . . .     $ 18,540,392       19,014,371
                                       ============     ============
Operating loss . . . . . . . . . .     $   (259,376)        (910,052)
                                       ============     ============
Gain on sale of land and property.     $  1,384,831       12,022,339
                                       ============     ============
Extraordinary item . . . . . . . .     $ (2,084,731)           --
                                       ============     ============
Net income (loss). . . . . . . . .     $   (959,276)      11,112,287
                                       ============     ============

                      JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     Total income, operating expenses and net loss of the above-mentioned ventures for the year ended December 31, 1991 were $26,027,541, $27,409,527 and $1,381,986, respectively.


(11)  SUBSEQUENT EVENTS

     (a)  Distributions

     In February 1994, the Partnership paid a distribution of $1,264,140 ($10.00 per interest) to the Limited Partners, $12,769 to the Special Limited Partner and $35,470 to the General Partners.

     (b)  Re-financing

     In February 1994, the Partnership extended and increased the first mortgage loan to the principal amount of $11,200,000, which is secured by the Fountain Valley and Cerritos Industrial Parks. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization period and matures March 1, 2001. See note 4(b).

                                                             Schedule X

                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             Years ended December 31, 1993, 1992 and 1991





                                 CHARGED TO COSTS AND EXPENSES
                             ---------------------------------------------
                                 1993           1992           1991
                              ----------     ----------     ----------

Maintenance and repairs.      $1,010,757      1,082,912        945,276

Depreciation . . . . . .       2,476,913      2,454,001      2,415,414

Amortization of
 deferred expenses . . .         175,953        150,274        259,006

Real estate taxes. . . .       1,554,115      1,340,044      1,583,637
                              ==========     ==========     ==========

                                                                                                                       SCHEDULE XI

                                                JMB INCOME PROPERTIES, LTD. - XIII

                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993




                                                                           COSTS
                                                                         CAPITALIZED
                                            INITIAL COST TO              SUBSEQUENT TO           GROSS AMOUNT AT WHICH CARRIED
                                            PARTNERSHIP (A)             ACQUISITION                  AT CLOSE OF PERIOD (B)
                                        -----------------------   -----------------------  --------------------------------------
                                                    BUILDINGS                 BUILDINGS                   BUILDINGS
                              ENCUM-                   AND                       AND                         AND
                              BRANCE        LAND   IMPROVEMENTS       LAND   IMPROVEMENTS        LAND   IMPROVEMENTS    TOTAL (C)
                              ------      -------- ------------     -------- ------------      -------- ------------   ----------
Industrial Complexes:
 Fountain Valley
 Industrial Park
 and Cerritos
 Industrial Park . . .   $11,000,000     9,111,020   25,783,707        --       2,061,582     9,111,020   27,845,289   36,956,309

Shopping Center:
 Rivertree Court
 Shopping Center . . .    15,700,000     7,893,178   30,830,231        --         450,134     7,893,178   31,280,365   39,173,543

Parking/Retail:
 Adams/Wabash
 Self Park . . . . . .        --         6,530,093   14,547,233       32,411    1,280,825     6,562,504   15,828,058   22,390,562
                         -----------    ----------   ----------  -----------    ---------    ----------   ----------   ----------

    Total. . . . . . .   $26,700,000    23,534,291   71,161,171       32,411    3,792,541    23,566,702   74,953,712   98,520,414
                         ===========    ==========   ==========  ===========    =========    ==========   ==========   ==========

                                                                                                           SCHEDULE XI - CONTINUED

                                                JMB INCOME PROPERTIES, LTD. - XIII

                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993




                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATIONS        REAL ESTATE
                                               DEPRECIATION(D)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
Industrial Complexes:
 Fountain Valley
 Industrial Park
 and Cerritos
 Industrial Park . . . . . . . . . . . . . .       $ 4,545,732         1967-1970        11/1/88        5-30 years          415,565

Shopping Center:
 Rivertree Court
 Shopping Center . . . . . . . . . . . . . .         5,432,158           1988          10/20/88        5-30 years          597,006

Parking/Retail:
 Adams/Wabash
 Self Park . . . . . . . . . . . . . . . . .         1,648,298         1989-1990        10/1/90          30 years          558,746
                                                   -----------

    Total. . . . . . . . . . . . . . . . . .       $11,626,188
                                                   ===========

- ------------------

     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was
$75,706,877.

                                                                                                           SCHEDULE XI - CONTINUED

                                                JMB INCOME PROPERTIES, LTD. - XIII

                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993

(C)   Reconciliation of real estate owned:

                                                           1993               1992               1991
                                                        -----------        -----------        -----------
      Balance at beginning of period . . . . . . .      $97,795,042         97,147,324         95,137,653
      Additions during period. . . . . . . . . . .          725,372            647,718          2,009,671
                                                        -----------        -----------        -----------

      Balance at end of period . . . . . . . . . .      $98,520,414         97,795,042         97,147,324
                                                        ===========        ===========        ===========

(D)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .      $ 9,149,275          6,695,274          4,279,860
      Depreciation expense . . . . . . . . . . . .        2,476,913          2,454,001          2,415,414
                                                        -----------        -----------        -----------

      Balance at end of period . . . . . . . . . .      $11,626,188          9,149,275          6,695,274
                                                        ===========        ===========        ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during fiscal years 1993 and 1992.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware Corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-XIII, L.P. an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The relationship of the Managing General Partner to its affiliates is described under the caption "Conflicts of Interest" at pages 12-18 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 000-19496) dated March 18, 1993.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                          SERVED IN
NAME                         OFFICE                       OFFICE SINCE
- ----                         ------                       ------------

Judd D. Malkin               Chairman                       5/03/71
                             Director                       5/03/71
Neil G. Bluhm                President                      5/03/71
                             Director                       5/03/71
Jerome J. Claeys III         Director                       5/09/88
Burton E. Glazov             Director                       7/01/71
Stuart C. Nathan             Executive Vice President       5/08/79
                             Director                       3/14/73
A. Lee Sacks                 Director                       5/09/88
John G. Schreiber            Director                       3/14/73
H. Rigel Barber              Chief Executive Officer        8/01/93
Jeffrey R. Rosenthal         Chief Financial Officer        8/01/93
Gary Nickele                 Executive Vice President       1/01/92
                             General Counsel                2/27/84
Ira J. Schulman              Executive Vice President       6/01/88
Gailen J. Hull               Senior Vice President          6/01/88
Howard Kogen                 Senior Vice President          1/02/86
                             Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XII ("JMB Income-XII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Managing General Partner receive no current or proposed direct remuneration in such capacities. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses as described under the caption "Cash Distributions; Allocations of Profits and Losses" at pages A-9 to A-15 of the Partnership Agreement included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 000-19496) dated March 18, 1993. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1993, 1992 and 1991, the General Partners received cash distributions in the amount of $141,879, $141,879 and $154,293, respectively. As of December 31, 1993, the General Partners have deferred payment of distributions in the aggregate amount of $3,265,057.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the offering, the administration of the Partnership and the operation of the Partnership's real property investments. In 1993, an affiliate of the General Partners was due reimbursement for such out-of-pocket expenses in the amount of $11,206, of which $1,122 was unpaid at December 31, 1993.

     The General Partners may be reimbursed for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1993, the Managing General Partner was due reimbursement for such expenses in the amount of $78,408, all of which was unpaid as of December 31, 1993.

     An affiliate of the General Partners provided property management services for the Fountain Valley and Cerritos Industrial Parks and the Rivertree Court Shopping Center during 1993. In 1993, such affiliate earned property management fees amounting to $231,529, of which $3,638 was unpaid as of December 31, 1993.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1993 aggregating $10,861 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 8 to 12, and "Conflicts of Interest" at pages 12-19 of the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 000-19496) dated March 18, 1993, and under the caption "Rights, Powers and Duties of General Partners" at pages A-17 to A-28 of the Partnership Agreement, included as an exhibit to the Prospectus. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and
Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
         Interests of the Partnership.

     (b) The Managing General Partner and its officers and directors own the following Interests of the Partnership:


                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL                            PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP                                OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership Interests    Gary Nickele                       5 Interests (1)    Less than 1%
                                                                    indirectly

Limited Partnership Interests    Managing General Partner           5 Interests (1)    Less than 1%
                                 and its officers and               indirectly
                                 directors as a group

     (1)  Includes 5 Interests owned by an affiliated corporation as to which Gary Nickele has sole investment and voting power.

     All of the outstanding shares of the Managing General Partner of the Partnership are owned by an affiliate of its officers and directors as set forth above in Item 10.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)    The following documents are filed as part of this report:

       (1) Financial Statements (See Index to Financial Statements filed with this annual report).

       (2)   Exhibits.

          3-A. The Prospectus of the Partnership dated August 20, 1986 as supplemented October 31, 1986 and January 26, 1987 as filed with the Commission pursuant to Rules 424(b) and 424(c) is hereby incorporated herein by reference. Copies of pages 8-19, 64-70, A-7 to A-16, A-34 to A-35 of the Prospectus are hereby incorporated by reference to Exhibit 3-A to the Partnership's Form 10-K dated March 18, 1993.

          3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated by reference to Exhibit 3-B to the Partnership's From 10-K dated March 18, 1993.

          4-A. Copy of documents relating to the mortgage loan secured by the Rivertree Court Shopping Center, Vernon Hills (Chicago), Illinois dated December 30, 1988 is hereby incorporated by reference to Exhibit 4-A to the Partnership's Form 10-K dated March 18, 1993.

          4-B. Copy of documents relating to the mortgage loan secured by a first mortgage on West Dade's interest in Miami International Mall, Miami, Florida dated December 21, 1993 is filed herewith.

          10-A. Acquisition documents relating to the purchase by the Partnership of Rivertree Court Shopping Center in Vernon Hills (Chicago), Illinois, are hereby incorporated by reference to Exhibit 1 to the Partnership's Form 8-K dated November 4, 1988.

          10-B. Acquisition documents relating to the purchase by the Partnership of Fountain Valley Industrial Buildings in Fountain Valley, California and Cerritos Industrial Buildings in Cerritos, California, are hereby incorporated by reference to Exhibits 1 and 2 to the Partnership's Form 8-K dated November 15, 1988.

          10-C. Acquisition documents relating to the acquisition by the Partnership of an interest in the Adams/Wabash Parking Garage in Chicago, Illinois are hereby incorporated by reference to Exhibit 3 to the Partnership's Form 8-K dated October 15, 1990.

          10-D. Sale documents and exhibits thereto relating to the sale of the Partnership's interest in Mid Rivers Mall in St. Peters (St. Louis), Missouri are hereby incorporated by reference to the Partnership's Report on Form 8-K dated February 18, 1992.

          21.   List of Subsidiaries.

          24.   Powers of Attorney

   Although certain long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule (b)(4)(iii), the Registrants commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

   (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this annual report.

   No annual report or proxy material for the fiscal year 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JMB INCOME PROPERTIES, LTD. - XIII

                      By:  JMB Realty Corporation
                           Managing General Partner


                           GAILEN J. HULL
                      By:  Gailen J. Hull
                           Senior Vice President
                      Date:March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By:  JMB Realty Corporation
                           Managing General Partner


                           JUDD D. MALKIN*
                      By:  Judd D. Malkin, Chairman and Director
                      Date:March 25, 1994


                           NEIL G. BLUHM*
                      By:  Neil G. Bluhm, President and Director
                      Date:March 25, 1994


                           H. RIGEL BARBER*
                      By: H. Rigel Barber, Chief Executive Officer Date:March 25, 1994


                           JEFFREY R. ROSENTHAL*
                      By: Jeffrey R. Rosenthal, Chief Financial Officer Principal Financial Officer
                      Date:March 25, 1994


                           GAILEN J. HULL
                      By:  Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                      Date:March 25, 1994


                           A. LEE SACKS*
                      By:  A. Lee Sacks, Director
                      Date:March 25, 1994


                           STUART C. NATHAN*
                      By:  Stuart C. Nathan, Executive Vice President
                             and Director
                      Date:March 25, 1994

                      *By: GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                      By:  Gailen J. Hull, Attorney-in-Fact
                      Date:March 25, 1994

                  JMB INCOME PROPERTIES, LTD. - XIII

                             EXHIBIT INDEX

                                                  DOCUMENT
                                                INCORPORATED
                                                BY REFERENCE  PAGE
                                                ------------  ----

3-A.       Pages 8-19, 64-70, A-7 to A-16,
           A-34 to A-35 of the Prospectus
           of the Partnership dated August 20,
           1986, as supplemented on October 31,
           1986, and January 26, 1987          Yes

3-B.       Amended and Restated Agreement of
           Limited Partnership                 Yes

4-A.       Mortgage loan agreement related to
           the Rivertree Court Shopping Center Yes

4-B.       Mortgage loan agreement related to
           West Dade                           No

10-A.      Acquisition documents relating to
           the Rivertree Court Shopping Center Yes

10-B.      Acquisition documents relating to
           the Fountain Valley Industrial
           Buildings and Cerritos Industrial
           Buildings                           Yes

10-C.      Acquisition documents relating to
           the Adams/Wabash Parking Garage     Yes

10-D.      Sale documents relating to the
           Mid Rivers Mall                     Yes

21.        List of Subsidiaries                No

24.        Powers of Attorney                  No