Form 10-Q
period 1994-03-31
JMB INCOME PROPERTIES LTD XIII
filed 1994-05-16
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994        Commission file number 000-19496




               JMB INCOME PROPERTIES, LTD. - XIII
     (Exact name of registrant as specified in its charter)




        Illinois                           36-3426137
(State of organization)         (IRS Employer Identification No.)



 900 N. Michigan Ave., Chicago, IL            60611
(Address of principal executive office)    (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X    No

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .

Item 6.  Exhibits and Reports on Form 8-K. . . . . .

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                               CONSOLIDATED BALANCE SHEETS

                                          MARCH 31, 1994 AND DECEMBER 31, 1993

                                                       (UNAUDITED)


                                                         ASSETS
                                                         ------
                                                                                            MARCH 31,      DECEMBER 31,
                                                                                              1994             1993
                                                                                          ------------    ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . .    $    435,563       1,301,466
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . .      12,807,118      11,520,463
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . .       1,067,578       1,039,884
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,697          67,608
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         207,487           --
                                                                                          ------------    ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,543,443      13,929,421
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,566,702      23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      74,990,980      74,953,712
                                                                                          ------------    ------------

                                                                                            98,557,682      98,520,414
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,248,362)    (11,626,188)
                                                                                          ------------    ------------

         Total investment properties, net of accumulated depreciation. . . . . . . . .      86,309,320      86,894,226
Investment in unconsolidated ventures, at equity (note 7). . . . . . . . . . . . . . .      10,323,033      10,779,381
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         860,081         805,423
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,229,666       1,173,482
                                                                                          ------------    ------------

                                                                                          $113,265,543     113,581,933
                                                                                          ============    ============
                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS - CONTINUED


                                  Liabilities and Partners' Capital Accounts (Deficits)
                                  -----------------------------------------------------

                                                                                            MARCH 31,      DECEMBER 31,
                                                                                              1994             1993
                                                                                          ------------    ------------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . .    $    256,629           --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         268,920         127,112
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,320         212,168
  Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         210,722          88,601
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,309,373       1,155,752
                                                                                          ------------    ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       2,113,964       1,583,633
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         284,658         310,468
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . .      26,643,371      26,700,000
                                                                                          ------------    ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,041,993      28,594,101
                                                                                          ------------    ------------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,000          20,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         622,319         600,395
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . .      (1,123,821)     (1,088,351)
                                                                                          ------------    ------------
                                                                                              (481,502)       (467,956)
                                                                                          ------------    ------------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . .     113,741,315     113,741,315
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,970,199      19,444,026
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . .     (49,006,462)    (47,729,553)
                                                                                          ------------    ------------
                                                                                            84,705,052      85,455,788
                                                                                          ------------    ------------
      Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . .      84,223,550      84,987,832
                                                                                          ------------    ------------
Commitments and contingencies (notes 3 and 4)                                             $113,265,543     113,581,933
                                                                                          ============    ============

                              See accompanying notes to consolidated financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                       (UNAUDITED)

                                                                                                   1994        1993
                                                                                               -----------  ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,640,332   2,687,113
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     102,306      94,470
                                                                                               -----------  ----------
                                                                                                 2,742,638   2,781,583
                                                                                               -----------  ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     607,546     636,502
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     622,174     616,929
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     888,363     805,672
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      80,647      87,486
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,727      39,982
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      74,288      37,368
                                                                                               -----------  ----------
                                                                                                 2,320,745   2,223,939
                                                                                               -----------  ----------
          Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     421,893     557,644
Partnership's share of income (loss) from operations of unconsolidated ventures (note 7) . . .     126,204    (114,624)
                                                                                               -----------  ----------
          Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   548,097     443,020
                                                                                               ===========  ==========
          Net earnings per limited partnership interest (note 1) . . . . . . . . . . . . . . . $      4.16        3.36
                                                                                               ===========  ==========
          Cash distributions per limited partnership interest (note 1) . . . . . . . . . . . . $     10.00       10.00
                                                                                               ===========  ==========








                              See accompanying notes to consolidated financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                                       (UNAUDITED)
                                                                                                  1994         1993
                                                                                              ------------ -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   548,097     443,020
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     622,174     616,929
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47,727      39,982
    Partnership's share of operations and gain on sale of investment property of
      unconsolidated ventures, net of distributions. . . . . . . . . . . . . . . . . . . . . .      (8,426)    114,624
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .     (27,694)    (40,421)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,911      30,294
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (56,184)    (23,445)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     141,808      57,911
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (143,848)      --
    Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     122,121       --
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     153,621     196,518
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (25,810)     (3,005)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (77,018)      --
                                                                                              ------------ -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .   1,338,479   1,432,407
                                                                                              ------------ -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,286,655) (2,002,450)
  Additions to investment properties (net of related payables) . . . . . . . . . . . . . . . .     (37,268)   (134,235)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . . . . . .     482,221       --
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . . . . . .     (17,447)     (6,196)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (32,854)    (77,649)
                                                                                              ------------ -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . .    (892,003) (2,220,530)
                                                                                              ------------ -----------
                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                  1994         1993
                                                                                              ------------ -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,276,909) (1,276,909)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (35,470)    (35,470)
                                                                                              ------------ -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . .  (1,312,379) (1,312,379)
                                                                                              ------------ -----------
          Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .$   (865,903) (2,100,502)
                                                                                              ============ ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .$    751,393     636,502
                                                                                              ============ ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . .$     --           --
                                                                                              ============ ===========
  Refinancing of long-term debt (note 4):
    Proceeds of new debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 11,200,000       --
    Retirement of old debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (11,000,000)      --
    Deferred mortgage costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (69,531)      --
    Funding of escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (130,469)      --
                                                                                              ------------ -----------
          Net proceeds from refinancing of long-term debt. . . . . . . . . . . . . . . . . . .$      --          --
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

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1994 AND 1993

                           (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and one of its ventures, Adams/Wabash Limited Partnership ("Adams/Wabash"). The effect of all transactions between the Partnership and Adams/Wabash have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in JMB First Financial Associates ("First Financial") and JMB/Miami International Associates ("JMB/Miami"). Accordingly, the accompanying financial statements do not include the accounts of First Financial and JMB/Miami.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership.

     The net effect of these items is summarized as follows for the three months ended March 31:

                            1994                 1993
                   ------------------------------------------
                     GAAP BASISTAX BASIS  GAAP BASISTAX BASIS
                     -------------------  -------------------
Net earnings . . . .  $ 548,097  713,282     443,020  451,856
Net earnings per
 limited partnership
 interest. . . . . .  $    4.16     5.42        3.36     3.43
                     ===================     =======  =======

     The net earnings per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


original maturities of three months or less (none at March 31, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain amounts in the 1993 consolidated financial statements have been reclassed to conform to the 1994 presentation.

(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial properties, an office complex and a parking/retail structure. All of the properties owned at March 31, 1994 were operating.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1994 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,775,000 through March 31, 1994. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

    (b)  First Financial

     On May 20, 1987, the Partnership, acquired an interest in an office building in Encino (Los Angeles), California. First Financial is obligated to make an initial investment to Encino in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made. The Partnership's share of the remaining amounts, approximately $14,000, will be contributed when the venture partner complies with certain requirements.

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1994 and 1993.

     (c) JMB/Miami

     On January 26, 1988, the Partnership through JMB/Miami, a joint venture with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership ("West Dade" in which JMB/Miami is a general partner) with an affiliate of the developer (the "Venture Partner") which owns an enclosed regional shopping center in Miami, Florida known as Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd., a partnership sponsored by an affiliate of the General Partners of the Partnership made a capital contribution to JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the General Partners of the Partnership).

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     During the third quarter of 1992, the property experienced storm damage caused by Hurricane Andrew. Although structural damage to the building was minimal, the landscaping surrounding the building, including the irrigation system and street curbs, was impacted more severely. All repairs necessary to continue operations have been made. The Partnership believes West Dade has adequate insurance coverage for this damage. A claim has been submitted to the property's insurance company for approximately $750,000. In January 1994, a partial settlement of approximately $710,000 of the expected insurance proceeds was received.

     West Dade sold a 3.9 acre outparcel of land at Miami International Mall in June 1993 for a net sale price of approximately $1,560,000 after certain selling costs, of which the Partnership's share was approximately $390,000. West Dade is currently negotiating the sale of an additional 4 acre outparcel of land.

     (d)  Adams/Wabash

     On April 19, 1988, an affiliate of the Partnership entered into a forward commitment on behalf of the Partnership to make a total cash investment to a maximum of $25,750,000 in the Adams/Wabash Limited Partnership ("Adams/- Wabash"), which constructed a parking garage and retail structure (the "Project") in Chicago, Illinois. The Project contains 671 parking spaces and approximately 28,800 square feet of leasable retail area. Through December 31, 1993, the Partnership has funded approximately $24,994,000 of its total cash commitment and does not anticipate further increasing its cash investment.

     Upon acquisition, the Partnership was admitted to an existing partnership with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993 pursuant to the terms of the Adams/Wabash Limited Partnership Agreement. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Any distributable cash flow in excess of the Partnership's preferred return will be distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. As of March 31, 1994, the Partnership has received its preferred return.


(4)  LONG-TERM DEBT REFINANCING

     In February 1994, the Partnership extended and increased the first mortgage loan, which is secured by the Fountain Valley and Cerritos Industrial Parks to the principal amount of $11,200,000. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization period and matures March 1, 2001. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the loan extension. Prior to the extension, the Partnership had entered into a forbearance agreement with the lender providing, among other things, that the lender agreed not to exercise

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


its rights and remedies under the original loan documents from November 2, 1993, the original maturity date, until January 31, 1994. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.

(5)  PARTNERSHIP AGREEMENT

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to the sum of (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $3,372,000 of disbursable cash and approximately $618,000 of sale proceeds have been deferred by the General Partners.

(6)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                                                   Unpaid at
                            1994        1993    March 31, 1994
                          --------    -------  ---------------
Property management fees  $ 50,149     52,465          4,311
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . .         622      2,847          1,173
                          --------     ------         ------

                          $ 50,771     55,312          5,484
                          ========     ======         ======

     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1994 were approximately $35,475, all of which have been paid.

     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions was approximately $3,990,000 at March 31, 1994. All amounts deferred or currently payable do not bear interest.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership's investment properties. The amount of such salaries and direct expenses aggregated $22,918 and $78,408 for the three months ended March 31, 1994 and the twelve months ended December 31, 1993, respectively, of which $78,408 is unpaid as of March 31, 1994.

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the First Financial and JMB/Miami ventures for the three months ended March 31, 1994 and 1993 is as follows:

                                           1994        1993
                                       ----------- ----------
Total income . . . . . . . . . . . . . .$ 4,638,979 4,179,302
                                       =========== ==========
Operating earnings (loss). . . . . . . .$   539,037  (365,505)
                                       =========== ==========
Net income (loss). . . . . . . . . . . .$   539,037  (365,505)
                                       =========== ==========
Net income (loss) to Partnership . . . .$   126,205  (114,624)
                                       =========== ==========


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $440,000. Such funds and short-term investments of approximately $12,810,000 are available for future distri-butions to partners, working capital requirements and to make additional investments in the venture which owns the First Financial Plaza Office Building as described in Note 3. As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $689,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $950,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     In 1995 and 1996, leases at the Cerritos Industrial Park representing 33% and 22%, respectively, of the rentable square footage are scheduled to expire, not all of which are expected to renew.

     The Fountain Valley Industrial Park currently operates in a market with industrial vacancy rates ranging from 15% to 16%. Fountain Valley is currently 85% leased and occupied. The Partnership and the Newport Corporation, which vacated in March 1992 prior to its 1995 lease expiration and continues to pay rent pursuant to its one remaining lease obligation, entered into an agreement to terminate one of Newport's leases for approximately 77,000 square feet (representing approximately 20% of the rentable square footage at the property) in July 1993 for a $487,000 fee which has been received by the Partnership. The space has been leased to Fry's Electronics, an electronics retailer, for a twelve-year term effective July 1993. International Tile vacated its approximate 36,000 square feet in August 1993 prior to its lease expiration in 1997. In January 1994, International Tile filed for protection under Chapter 11 of the United States Bankruptcy Code. It is unlikely that the Partnership will collect the approximate $90,000 owed by International Tile at March 31, 1994. In 1995 and 1996, leases representing 21% and 13%, respectively, of the leasable square footage are scheduled to expire, not all of which are expected to renew.

     Currently, as leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. The supply of industrial space has caused increased competition for tenants, a corresponding decline in rental rates and a corresponding increase in time required to re-lease tenant space in these markets which may result in a decrease in cash flow from operations over the near term. The decline in rental rates appears to have recently stabilized. Fountain Valley incurred minimal damage and Cerritos incurred no damage as a result of the earthquake in southern California on January 17, 1994.

     In February 1994, the Partnership extended and increased the first mortgage loan, which is secured by the Fountain Valley and Cerritos Industrial Parks in the principal amount to $11,200,000. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization period and matures March 1, 2001. After payment of costs and fees related to the re-financing, there were no distributable proceeds from the loan extension. Prior to the extension, the Partnership had entered into a forbearance agreement with the lender providing, among other things, that the lender agreed not to exercise its rights and remedies under the original loan documents from November 2, 1993, the original maturity date, until January 31, 1994. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.

     The Rivertree Court Shopping Center operates in a market which is experiencing significant growth in the commercial and residential sectors.
The growth in the area is expected to continue in the next several years. However, in January 1994, Filene's Basement vacated their space of approximately 26,000 square feet (representing approximately 9% of the leasable square footage at the property) but continues to pay rent pursuant to its lease. The Filene's store has assigned its lease to Office Depot, which will remodel and re-open the store mid-summer 1994. During the third quarter of 1992, Highland Superstores, Inc. and Phar-Mor, both of which then had stores at the Rivertree Court Shopping Center, filed for protection under Chapter 11 of the United States Bankruptcy Code. Highland vacated its space at the end of August 1992. The Partnership has leased the Highland space to Best Buy, an appliance and home electronics retailer, which opened during February 1993. The Phar-Mor store at the center continues to operate and pay rent under its lease obligation since its bankruptcy filing. The Partnership has received no notification of Phar-Mor's intentions regarding the continued operations of this store. However, the Partnership has finalized negotiations with a replacement tenant should Phar-Mor vacate its space in the near future.

     During the third quarter of 1992, the Miami International Mall experienced storm damage caused by Hurricane Andrew. It has been determined that structural damage to the building was minimal; however, the landscaping surrounding the building, including the irrigation system and street curbs, was impacted more severely. All repairs necessary to continue operations have been made. The Partnership believes the joint venture which owns the property has adequate insurance coverage for this damage. A claim has been submitted to the property's insurance company for approximately $750,000. In January 1994, a partial settlement of approximately $710,000 of the expected insurance proceeds had been received.

     West Dade joint venture which owns the Miami International Mall sold a
3.9 acre outparcel of land at Miami International Mall in June 1993 for a net purchase price of approximately $1,560,000, after certain selling costs, of which the Partnership's share was approximately $390,000. West Dade is currently negotiating the sale of an additional 4 acre outparcel of land.

     At March 31, 1994, the First Financial Plaza office building is approximately 84% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Misubishi lease and recently executed leases, the building is 91% leased. In 1994, leases representing approximately 20% of the leasable square footage are scheduled to expire. Although renewal discussions with the majority of these tenants have been favorable, there can be no assurance that all of these tenants will renew their leases upon expiration. The Los Angeles office market in general and the Encino submarket in particular have been extremely competitive resulting in higher rental concessions granted to tenants and decreased market rental rates. The decline in rental rates appears to have recently stabilized. Furthermore, due to the recession in southern California and concerns regarding certain tenants' ability to perform under their current leases, the venture has granted rent deferrals and other forms of rent relief to several tenants, including First Financial Housing, an affiliate of the unaffiliated venture partner. The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital.

RESULTS OF OPERATIONS

     The decrease in prepaid expenses as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of insurance expenses for the Adams/Wabash Self Park, the Rivertree Court Shopping Center, and the Fountain Valley and Cerritos Industrial Parks.

     The increase in escrow deposits as of March 31, 1994 as compared to December 31, 1993 is due to the requirements of the mortgage loan re-financing for the Fountain Valley and Cerritos Industrial Parks.

     The decrease in investment in unconsolidated ventures as of March 31, 1994 as compared to December 31, 1993 is primarily due to the receipt of distributions from West Dade.

     The increase in current portion of long-term debt at March 31, 1994 as compared to December 31, 1993 is due to the refinancing of the loan secured by the Fountain Valley and Cerritos Industrial Parks. Reference is made to Note 4.

     The increase in accounts payable as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payments of operating expenses at certain of the Partnership's operating properties.

     The decrease in accrued interest as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of mortgage interest expense at the Rivertree Court Shopping Center.

     The increase in unearned rents as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of the collection of rents at the Rivertree Court Shopping Center.

     The increase in accrued real estate taxes as of March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of real estate taxes at the Rivertree Court Shopping Center and the Fountain Valley and Cerritos Industrial Parks.

     The increase in property operating expenses for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to an increase in snow removal costs (which are partially recoverable from the tenants) at the Rivertree Court Shopping Center and an increase in overall parking expenses at the Adams/Wabash Self Park.

     The increase in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to a decrease in mortgage interest expense related to West Dade obtaining a new mortgage loan (as described above) and an increase in rental income due to an increase in the average occupancy for the three months ended March 31, 1994 as compared to the same period in 1993 at the Miami International Mall.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                               1993                                 1994
                                           -----------------------------------------------------------------------------
                                                    At       At       At       At        At       At       At       At
                                                   3/31     6/30     9/30    12/31      3/31     6/30     9/30    12/31
                                                   ----     ----     ----    -----      ----     ----    -----    -----
1. First Financial Plaza
    Encino (Los Angeles), California . .            85%      88%   84%(1)   85%(1)    84%(1)
2. Miami International Mall
    Miami, Florida . . . . . . . . . . .            94%      95%      97%      98%       98%
3. Rivertree Court Shopping Center
    Vernon Hills (Chicago), Illinois . .            98%      98%      98%      97%    88%(2)
4. Fountain Valley Industrial Park
    Fountain Valley (Los Angeles),
    California . . . . . . . . . . . . .         69%(3)   63%(3)      85%      85%       85%
5. Cerritos Industrial Park
    Cerritos (Los Angeles), California .            93%     100%     100%     100%      100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . . . . . . . .             *        *        *        *         *

- - ---------------
     An asterisk indicates that the property is a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of March 31, 1994 is 47%.

     (1)  The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.  Therefore, First Financial Plaza is
91% leased as of March 31, 1994.

     (2)  The percentage represents physical occupancy.  Filene's Basement (26,555 square feet) vacated its space February 1993, prior to its lease expiration of January 31, 2009 and continues to pay rent pursuant to its lease obligation.  Therefore, Rivertree
Court Shopping Center is 96% leased as of March 31, 1994.

     (3)  The percentage represents physical occupancy.  Newport Corporation (102,084 square feet) vacated its space in March 1992, prior to its lease expiration of May 31, 1995:  77,028 square feet has been re-leased in the third quarter of 1993 to Fry's
Electronics, and 25,056 square feet has been leased to a sub-tenant.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)   Exhibits.

        4-A. Copy of documents relating to the mortgage loan secured by the Rivertree Court Shopping Center, Vernon Hills (Chicago), Illinois dated December 30, 1988 is hereby incorporated by reference to Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 000-19496) dated March 18, 1993.

        4-B. Copy of documents relating to the mortgage loan secured by a first mortgage on West Dade's interest in Miami International Mall, Miami, Florida dated December 21, 1993 is hereby incorporated by reference to Exhibit 4-B to the Partnership's report for December 31, 1993 on Form 10-K (File No. 000-19496) dated March 25, 1994.

        10-A. Acquisition documents relating to the purchase by the Partnership of Rivertree Court Shopping Center in Vernon Hills (Chicago), Illinois, are hereby incorporated by reference to Exhibit 1 to the Partnership's Form 8-K (File No. 000-19496) dated November 4, 1988.

        10-B. Acquisition documents relating to the purchase by the Partnership of Fountain Valley Industrial Buildings in Fountain Valley, California and Cerritos Industrial Buildings in Cerritos, California, are hereby incorporated by reference to Exhibits 1 and 2 to the Partnership's Form 8-K (File No. 000-19496) dated November 15, 1988.

        10-C. Acquisition documents relating to the acquisition by the Partnership of an interest in the Adams/Wabash Parking Garage in Chicago, Illinois are hereby incorporated by reference to Exhibit 3 to the Partnership's Form 8-K (File No. 000-19496) dated October 15, 1990.

        10-D. Sale documents and exhibits thereto relating to the sale of the Partnership's interest in Mid Rivers Mall in St. Peters (St. Louis), Missouri are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 000-19496) dated February 18, 1992.


  Although certain long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule (b)(4)(iii), the Registrants commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

  (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.





                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB INCOME PROPERTIES, LTD. - XIII

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:May 11, 1994