Form 10-Q
period 1994-06-30
JMB INCOME PROPERTIES LTD XIII
filed 1994-08-15
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1994Commission file number 000-19496




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

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .     13




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     16

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                               CONSOLIDATED BALANCE SHEETS

                                           JUNE 30, 1994 AND DECEMBER 31, 1993

                                                       (UNAUDITED)


                                                         ASSETS
                                                         ------
                                                                                            JUNE 30,       DECEMBER 31,
                                                                                              1994             1993
                                                                                          ------------    ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . .    $  7,136,519       1,301,466
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . .       6,376,910      11,520,463
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . .         957,924       1,039,884
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,219          67,608
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         311,230           --
                                                                                          ------------    ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,797,802      13,929,421
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,566,702      23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      74,998,375      74,953,712
                                                                                          ------------    ------------

                                                                                            98,565,077      98,520,414
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,870,536)    (11,626,188)
                                                                                          ------------    ------------

         Total investment properties, net of accumulated depreciation. . . . . . . . .      85,694,541      86,894,226
Investment in unconsolidated ventures, at equity (note 7). . . . . . . . . . . . . . .      10,077,333      10,779,381
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         875,732         805,423
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,285,850       1,173,482
                                                                                          ------------    ------------

                                                                                          $112,731,258     113,581,933
                                                                                          ============    ============
                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS - CONTINUED


                                  Liabilities and Partners' Capital Accounts (Deficits)
                                  -----------------------------------------------------

                                                                                            JUNE 30,       DECEMBER 31,
                                                                                              1994             1993
                                                                                          ------------    ------------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . .    $    261,354           --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         148,627         127,112
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         199,165         212,168
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,234          88,601
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,424,604       1,155,752
                                                                                          ------------    ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       2,097,984       1,583,633
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         280,975         310,468
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . .      26,576,234      26,700,000
                                                                                          ------------    ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,955,193      28,594,101
                                                                                          ------------    ------------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,000          20,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         656,915         600,395
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . .      (1,159,291)     (1,088,351)
                                                                                          ------------    ------------
                                                                                              (482,376)       (467,956)
                                                                                          ------------    ------------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . .     113,741,315     113,741,315
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,800,497      19,444,026
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . .     (50,283,371)    (47,729,553)
                                                                                          ------------    ------------
                                                                                            84,258,441      85,455,788
                                                                                          ------------    ------------
      Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . .      83,776,065      84,987,832
                                                                                          ------------    ------------
Commitments and contingencies (notes 3 and 4)                                             $112,731,258     113,581,933
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

                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                       (UNAUDITED)
                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  ------------------------------------------------------
                                                                         1994         1993        1994        1993
                                                                     ------------  ---------- ------------------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,841,881   2,829,910    5,482,213   5,517,023
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .      108,933     105,681      211,239     200,151
                                                                      -----------  ----------   ----------  ----------
                                                                        2,950,814   2,935,591    5,693,452   5,717,174
                                                                      -----------  ----------   ----------  ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . .      597,877     636,503    1,205,423   1,273,005
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .      622,174     620,739    1,244,348   1,237,668
  Property operating expenses. . . . . . . . . . . . . . . . . . . .      822,744     908,434    1,711,107   1,714,106
  Professional services. . . . . . . . . . . . . . . . . . . . . . .       52,476      46,585      133,123     134,071
  Amortization of deferred expenses. . . . . . . . . . . . . . . . .       51,215      42,966       98,942      82,948
  General and administrative . . . . . . . . . . . . . . . . . . . .       36,552      35,187      110,840      72,555
                                                                      -----------  ----------   ----------  ----------
                                                                        2,183,038   2,290,414    4,503,783   4,514,353
                                                                      -----------  ----------   ----------  ----------
          Operating earnings . . . . . . . . . . . . . . . . . . . .      767,776     645,177    1,189,669   1,202,821
Partnership's share of operations from unconsolidated ventures             97,118    (84,223)      223,322   (198,847)
          (note 7)
                                                                      -----------  ----------   ----------  ----------
          Net operating earnings . . . . . . . . . . . . . . . . . .      864,894     560,954    1,412,991   1,003,974
Partnership's share of gain on sale of land from unconsolidated
  venture (note 3(c)). . . . . . . . . . . . . . . . . . . . . . . .        --        346,208        --        346,208
                                                                      -----------  ----------   ----------  ----------
          Net earnings . . . . . . . . . . . . . . . . . . . . . . .  $   864,894     907,162    1,412,991   1,350,182
                                                                      ===========  ==========   ==========  ==========
          Net earnings per limited partnership interest (note 1):
          Net operating earnings . . . . . . . . . . . . . . . . . .         6.57        4.26        10.73        7.62
          Partnership's share of gain on sale of land from
            unconsolidated venture . . . . . . . . . . . . . . . . .        --           2.71         --          2.71
                                                                      -----------  ----------   ----------  ----------
          Net earnings . . . . . . . . . . . . . . . . . . . . . . .         6.57        6.97        10.73       10.33
                                                                      ===========  ==========   ==========  ==========
          Cash distributions per limited partnership interest (note 1)$     10.00       10.00        20.00       20.00
                                                                      ===========  ==========   ==========  ==========
                              See accompanying notes to consolidated financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                       (UNAUDITED)
                                                                                                  1994         1993
                                                                                              ------------ -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,412,991   1,350,182
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,244,348   1,237,668
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      98,942      82,948
    Partnership's share of operations and gain on sale of investment property of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (223,322)   (147,361)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .      81,960     (45,739)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,389     (98,093)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (112,368)    (46,889)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,515      84,235
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,003)      --
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (24,367)      --
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     268,852     116,025
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (29,493)    (34,692)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (180,761)      --
                                                                                              ------------ -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .   2,597,683   2,498,284
                                                                                              ------------ -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . .   5,143,553  (1,550,584)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (44,663)   (493,889)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . . . . . .     950,000      75,000
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . . . . . .     (24,630)     (6,196)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (99,720)   (102,680)
                                                                                              ------------ -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . .   5,924,540  (2,078,349)
                                                                                              ------------ -----------
                                            JMB INCOME PROPERTIES, LTD. - XIII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                  1994         1993
                                                                                              ------------ -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (62,412)      --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,553,818) (2,553,818)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (70,940)    (70,940)
                                                                                              ------------ -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . .  (2,687,170) (2,624,758)
                                                                                              ------------ -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .$  5,835,053  (2,204,823)
                                                                                              ============ ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .$  1,218,426   1,273,005
                                                                                              ============ ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt (note 4):
      Proceeds of new debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 11,200,000       --
      Retirement of old debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (11,000,000)      --
      Deferred mortgage costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (69,531)      --
      Funding of escrow. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (130,469)      --
                                                                                              ------------ -----------
          Net proceeds from refinancing of long-term debt. . . . . . . . . . . . . . . . . . .$    --            --
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

                     JUNE 30, 1994 AND 1993

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

     The net effect of these items is summarized as follows for the six months ended June 30:

                            1994                 1993
                   ------------------------------------------
                     GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                     --------------------   --------------------
Net earnings . . . . $1,412,991 1,660,187   1,350,182  1,367,387
Net earnings per
 limited partnership
 interest. . . . . . $    10.73     12.61       10.33      10.38
                     ====================   ====================

     The net earnings per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


original maturities of three months or less ($6,185,600 at June 30, 1994 and none at December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain amounts in the 1993 consolidated financial statements have been reclassed to conform to the 1994 presentation.

(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial properties, an office complex and a parking/retail structure. All of the properties owned at June 30, 1994 were operating.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1994 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,782,000 through June 30, 1994. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     During the third quarter of 1992, the property experienced storm damage caused by Hurricane Andrew. Although structural damage to the building was minimal, the landscaping surrounding the building, including the irrigation system and street curbs, was impacted more severely. All repairs necessary to continue operations and replacement of the landscaping have been completed and West Dade has been substantially reimbursed in 1994 by insurance proceeds for such repairs.

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

     Upon acquisition, the Partnership was admitted to an existing partnership with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993 pursuant to the terms of the Adams/Wabash Limited Partnership Agreement. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Any distributable cash flow in excess of the Partnership's preferred return will be distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. As of June 30, 1994, the Partnership has received its preferred return.


(4)  LONG-TERM DEBT REFINANCING

     In February 1994, the Partnership extended and increased the first mortgage loan, which is secured by the Fountain Valley and Cerritos Industrial Parks, to the principal amount of $11,200,000. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization period and matures March 1, 2001. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the loan extension. Prior to the extension, the Partnership had entered into a forbearance agreement with the lender providing, among other things, that the lender agreed not to exercise

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


its rights and remedies under the original loan documents from November 2, 1993, the original maturity date, until January 31, 1994. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.

(5)  PARTNERSHIP AGREEMENT

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to the sum of (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $3,478,000 of disbursable cash and approximately $618,000 of sale proceeds have been deferred by the General Partners.

(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 are as follows:

                                                   Unpaid at
                            1994        1993     June 30, 1994
                          --------    -------    -------------
Property management fees  $101,473    109,808          2,364
Insurance commissions.       7,811     10,861           --
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . .         769      5,909          1,177
                          --------    -------         ------

                          $110,053    126,578          3,541
                          ========    =======         ======

     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the six months ended June 30, 1994 were approximately $74,600, all of which have been paid.

     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions was approximately $4,096,000 at June 30, 1994. All amounts deferred or currently payable do not bear interest.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration

               JMB INCOME PROPERTIES, LTD. - XIII
                     (A LIMITED PARTNERSHIP)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


of the Partnership and the operation of Partnership's investment properties. The amount of such salaries and direct expenses aggregated $42,599 and $78,408 for the six months ended June 30, 1994 and the twelve months ended December 31, 1993, respectively, of which $78,408 is unpaid as of June 30, 1994.

(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the First Financial and JMB/Miami ventures for the six months ended June 30, 1994 and 1993 is as follows:

                                           1994        1993
                                       ----------- ----------
Total income . . . . . . . . . . . . . .$ 9,146,251 9,776,516
                                       =========== ==========
Operating earnings (loss). . . . . . . .$   979,791 (579,235)
                                       =========== ==========
Gain on sale of land . . . . . . . . . .$     --    1,267,894
                                       =========== ==========
Net earnings . . . . . . . . . . . . . .$   979,791   688,659
                                       =========== ==========
Net earnings to Partnership. . . . . . .$   223,322   147,361
                                       =========== ==========


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At June 30, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $7,137,000. Such funds and short-term investments of approximately $6,377,000 are available for future distributions to partners, working capital requirements and to make additional investments in the venture which owns the First Financial Plaza Office Building as described in Note 3(b). As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $202,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $423,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse.

Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     In 1995 and 1996, leases at the Cerritos Industrial Park representing 33% and 22%, respectively, of the rentable square footage are scheduled to expire, not all of which are expected to renew. In March 1994, True Form, a major tenant (42,750 s.f.) filed a reorganization plan under Chapter 11 of the United States Bankruptcy Code. It is likely that the Partnership will collect at least a substantial portion of the $80,000 owed by True Form as of the date of the filing. However, the tenant remains in operation and is current with respect to their ongoing monthly rental obligations as of the date of this report.

     The Fountain Valley Industrial Park currently operates in a market with industrial vacancy rates of approximately 16%. Fountain Valley is currently 91% leased and 85% occupied. The Partnership and the Newport Corporation, which vacated in March 1992 prior to its 1995 lease expiration and continues to pay rent pursuant to its one remaining lease obligation, entered into an agreement to terminate one of Newport's leases for approximately 77,000 square feet (representing approximately 20% of the rentable square footage at the property) in July 1993 for a $487,000 fee paid to the Partnership. The space was leased to Fry's Electronics, an electronics retailer, for a twelve-year term effective July 1993. International Tile vacated its approximate 36,000 square feet in August 1993 prior to its lease expiration in 1997. In January 1994, International Tile filed for protection under Chapter 11 of the United States Bankruptcy Code. The Partnership has filed a claim, however, is unlikely to fully collect the approximate $90,000 owed by International Tile at June 30, 1994. In 1995 and 1996, leases representing 21% and 13%, respectively, of the leasable square footage are scheduled to expire, not all of which are expected to renew. The Partnership currently is finalizing leases to renew or release approximately 69,000 square feet or 18% of the total leasable square footage at the property.

     Currently, as leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. The supply of industrial space has caused increased competition for tenants, a corresponding decline in rental rates and a corresponding increase in time required to re-lease tenant space in these markets which may result in a decrease in cash flow from operations over the near term. In 1994, the decline in rental rates appears to have stabilized and leasing activity has increased. Fountain Valley incurred minimal damage and Cerritos incurred no damage as a result of the earthquake in southern California on January 17, 1994.

     In February 1994, the Partnership extended and increased the first mortgage loan, which is secured by the Fountain Valley and Cerritos Industrial Parks in the principal amount to $11,200,000 as described in Note 4. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization period and matures March 1, 2001. After payment of costs and fees related to the re-financing, there were no distributable proceeds from the loan extension.

     The Rivertree Court Shopping Center operates in a market which is experiencing significant growth in the commercial and residential sectors.
The growth in the area is expected to continue in the next several years. In April 1994, Office Depot entered into an assignment agreement with Filene's Basement (which continued to pay rent pursuant to its lease until the assignment)to operate the approximately 26,000 square foot store which closed in January 1994. Office Depot is currently paying rent, is remodeling the store, and intends to reopen it in August 1994. In August 1992, Phar-Mor (which occupies approximately 14% of the center) filed for protection under Chapter 11 of the United States Bankruptcy Code. The Phar-Mor store continued to operate and pay rent under its lease obligation since its bankruptcy filing. The Partnership recently received notification of Phar-Mor's intention to reject its lease in bankruptcy and close all of its Chicago area stores, including the one at the center, by late 1994. The Partnership had a prospective tenant to replace Phar-mor, but these negotiations have ceased. The Partnership is actively pursuing replacement tenants for this store.

     During the third quarter of 1992, the Miami International Mall experienced storm damage caused by Hurricane Andrew. It has been determined that structural damage to the building was minimal; however, the landscaping surrounding the building, including the irrigation system and street curbs, was impacted more severely. All repairs necessary to continue operations and replacement of the landscaping have been completed and West Dade has been substantially reimbursed in 1994 by insurance proceeds for such repairs.

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

     At June 30, 1994, the First Financial Plaza office building is approximately 91% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease and other recently executed leases, the building is 94% leased. The Los Angeles office market in general and the Encino submarket in particular have been extremely competitive resulting in higher rental concessions granted to tenants and decreased market rental rates. The decline in rental rates has stabilized in 1994. Furthermore, due to the recession in southern California and concerns regarding certain tenants' ability to perform under their current leases, the venture has granted rent deferrals and other forms of rent relief to several tenants, including First Financial Housing, an affiliate of the unaffiliated venture partner. The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994; however, the venture has begun to conduct inspections of certain joints in the structural steel frame of the building. It is too early to predict the extent to which additional costs, if any, may be required.

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

RESULTS OF OPERATIONS

     The decrease in prepaid expenses as of June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of insurance expenses for the Adams/Wabash Self Park, the Rivertree Court Shopping Center, and the Fountain Valley and Cerritos Industrial Parks.

     The increase in escrow deposits as of June 30, 1994 as compared to December 31, 1993 is due to the requirements of the mortgage loan extension for the Fountain Valley and Cerritos Industrial Parks. Reference is made to
Note 4.

     The decrease in investment in unconsolidated ventures as of June 30, 1994 as compared to December 31, 1993 is primarily due to the receipt of distributions from West Dade.

     The increase in current portion of long-term debt and related decrease in long-term debt at June 30, 1994 as compared to December 31, 1993 is due to the extension of the loan secured by the Fountain Valley and Cerritos Industrial Parks. Reference is made to Note 4.

     The increase in accounts payable as of June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payments of operating expenses at certain of the Partnership's operating properties.

     The decrease in unearned rents as of June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of the collection of rents at the Rivertree Court Shopping Center.

     The increase in accrued real estate taxes as of June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of real estate taxes at the Adams/Wabash Self Park and the Fountain Valley and Cerritos Industrial Parks.

     The decrease in property operating expenses for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993 is primarily due to a decrease in repairs and maintenance costs at the Rivertree Court Shopping Center.

     The increase in Partnership's share of operations of unconsolidated ventures for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 is primarily due to a decrease in mortgage interest expense related to West Dade obtaining a new mortgage loan (as described in Note 3(c)) and an increase in rental income due to an increase in the average occupancy for the six months ended June 30, 1994 as compared to the same period in 1993 at the Miami International Mall. The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993 is primarily due to the sale of a 3.9 acre outparcel of land at the Miami International Mall in June 1993.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                        OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                               1993                                 1994
                                           -----------------------------------------------------------------------------
                                                    At       At       At       At        At       At       At       At
                                                   3/31     6/30     9/30    12/31      3/31     6/30     9/30    12/31
                                                   ----     ----     ----    -----      ----     ----    -----    -----
1. First Financial Plaza
    Encino (Los Angeles), California . .            85%      88%   84%(1)   85%(1)    84%(1)   91%(1)
2. Miami International Mall
    Miami, Florida . . . . . . . . . . .            94%      95%      97%      98%       98%      96%
3. Rivertree Court Shopping Center
    Vernon Hills (Chicago), Illinois . .            98%      98%      98%      97%    88%(2)   89%(2)
4. Fountain Valley Industrial Park
    Fountain Valley (Los Angeles),
    California . . . . . . . . . . . . .         69%(3)   63%(3)      85%      85%       85%      85%
5. Cerritos Industrial Park
    Cerritos (Los Angeles), California .            93%     100%     100%     100%      100%     100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . . . . . . . .             *        *        *        *         *         *

- - ---------------
     An asterisk indicates that the property is a parking garage and occupancy information is not applicable.
However, the approximate occupancy level for the retail portion of the structure as of June 30, 1994 is 47%.

     (1)  The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in July
1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.

     (2)  The percentage represents physical occupancy.  Filene's Basement (26,555 square feet) vacated its space in January 1994, prior to its lease expiration of January 31, 2007 and continued to pay rent pursuant to its lease obligation until the assignment of its lease to Office Depot in April 1994.  Office Depot has assumed Filene's obligations under the lease and intends to open its store in August 1994.  Therefore,
Rivertree Court Shopping Center is 98% leased as of June 30, 1994.

     (3)  The percentage represents physical occupancy.  Newport Corporation (102,084 square feet) vacated its space in March 1992, prior to its lease expiration of May 31, 1995:  77,028 square feet has been re-leased in the third quarter of 1993 to Fry's Electronics, and 25,056 square feet had been leased to a sub-tenant until April 1994.






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


                 JMB INCOME PROPERTIES, LTD. - XIII

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                      Date:August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:August 12, 1994