Form 10-Q
period 1994-09-30
JMB INCOME PROPERTIES LTD XIII
filed 1994-11-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994Commission file number 000-19496




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     15




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     19

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                         JMB INCOME PROPERTIES, LTD. - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                             CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------
                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $    658,313    1,301,466
  Short-term investments (note 1). . . . . . . . . . . . . . . . .     12,840,193   11,520,463
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $134,143 in 1994 and $90,074
    in 1993) . . . . . . . . . . . . . . . . . . . . . . . . . . .        849,062    1,039,884
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        108,017       67,608
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .        414,975        --
                                                                     ------------ ------------

        Total current assets . . . . . . . . . . . . . . . . . . .     14,870,560   13,929,421
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,566,702   23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . . . . .     75,040,330   74,953,712
                                                                     ------------ ------------

                                                                       98,607,032   98,520,414
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .    (13,492,711) (11,626,188)
                                                                     ------------ ------------

        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . .     85,114,321   86,894,226
Investment in unconsolidated ventures,
  at equity (note 7) . . . . . . . . . . . . . . . . . . . . . . .     10,032,111   10,779,381
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .        921,870      805,423
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .      1,342,034    1,173,482
                                                                     ------------ ------------
                                                                     $112,280,896  113,581,933
                                                                     ============ ============

                                         JMB INCOME PROPERTIES, LTD. - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED


                                Liabilities and Partners' Capital Accounts (Deficits)
                                -----------------------------------------------------

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . .   $    266,167        --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         68,178      127,112
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .        198,777      212,168
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .        111,604       88,601
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      1,257,480    1,155,752
                                                                     ------------ ------------

        Total current liabilities. . . . . . . . . . . . . . . . .      1,902,206    1,583,633
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .        282,915      310,468
Long-term debt, less current portion . . . . . . . . . . . . . . .     26,507,859   26,700,000
                                                                     ------------ ------------

        Total liabilities. . . . . . . . . . . . . . . . . . . . .     28,692,980   28,594,101
                                                                     ------------ ------------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . .        701,884      600,395
      Cumulative cash distributions. . . . . . . . . . . . . . . .     (1,194,760)  (1,088,351)
                                                                     ------------ ------------
                                                                         (472,876)    (467,956)
                                                                     ------------ ------------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . . . .    113,741,315  113,741,315
      Cumulative net earnings. . . . . . . . . . . . . . . . . . .     21,879,757   19,444,026
      Cumulative cash distributions. . . . . . . . . . . . . . . .    (51,560,280) (47,729,553)
                                                                     ------------ ------------
                                                                       84,060,792   85,455,788
                                                                     ------------ ------------
        Total partners' capital accounts (deficits). . . . . . . .     83,587,916   84,987,832
                                                                     ------------ ------------
Commitments and contingencies (notes 3 and 5)                        $112,280,896  113,581,933
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

                                         JMB INCOME PROPERTIES, LTD. - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------
Income:
  Rental income. . . . . . . . . . . . .    $ 3,129,147    3,347,178     8,611,360   8,864,201
  Interest income. . . . . . . . . . . .        152,836      102,517       364,075     302,668
                                            -----------   ----------    ----------  ----------
                                              3,281,983    3,449,695     8,975,435   9,166,869
                                            -----------   ----------    ----------  ----------
Expenses:
  Mortgage and other interest. . . . . .        596,722      636,503     1,802,145   1,909,508
  Depreciation . . . . . . . . . . . . .        622,175      618,832     1,866,523   1,856,500
  Property operating expenses. . . . . .        975,236      943,449     2,686,343   2,657,555
  Professional services. . . . . . . . .          2,060        --          135,183     115,666
  Amortization of deferred expenses. . .         54,639       48,382       153,581     131,330
  General and administrative . . . . . .         49,400       24,865       160,240      97,420
                                            -----------   ----------    ----------  ----------
                                              2,300,232    2,272,031     6,804,015   6,767,979
                                            -----------   ----------    ----------  ----------
        Operating earnings . . . . . . .        981,751    1,177,664     2,171,420   2,398,890
Partnership's share of operations
  from unconsolidated ventures (note 7).        142,478      (54,981)      365,800    (253,828)
                                            -----------   ----------    ----------  ----------
        Net operating earnings . . . . .      1,124,229    1,122,683     2,537,220   2,145,062
Partnership's share of gain on sale
  of land from unconsolidated venture
  (note 3(c)). . . . . . . . . . . . . .          --           --            --        346,208
                                            -----------   ----------    ----------  ----------
        Net earnings . . . . . . . . . .    $ 1,124,229    1,122,683     2,537,220   2,491,270
                                            ===========   ==========    ==========  ==========
                                                 JMB INCOME PROPERTIES, LTD. - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)



                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------

        Net earnings per limited
         partnership interest
         (note 1):
          Net operating earnings . . . .    $      8.54         8.53         19.27       16.29
          Partnership's share of
            gain on sale of land
            from unconsolidated
            venture. . . . . . . . . . .          --           --            --           2.71
                                            -----------   ----------    ----------  ----------

          Net earnings . . . . . . . . .    $      8.54         8.53         19.27       19.00
                                            ===========   ==========    ==========  ==========

          Cash distributions per
            limited partnership
            interest (note 1). . . . . .    $     10.00        10.00         30.00       30.00
                                            ===========   ==========    ==========  ==========














                            See accompanying notes to consolidated financial statements.

                                         JMB INCOME PROPERTIES, LTD. - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)

                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,537,220    2,491,270
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      1,866,523    1,856,500
    Amortization of deferred expenses. . . . . . . . . . . . . . .        153,581      131,330
    Partnership's share of operations and gain on sale of
      investment property of unconsolidated ventures . . . . . . .       (365,800)     (92,380)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .        190,822     (104,759)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .        (40,409)     (29,299)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .       (168,552)     (70,334)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        (58,934)     (12,135)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (13,391)       --
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .         23,003       50,868
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .        101,728      (49,639)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .        (27,553)     (65,503)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .       (284,506)       --
                                                                     ------------  -----------
          Net cash provided by operating activities. . . . . . . .      3,913,732    4,105,919
                                                                     ------------  -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . .     (1,319,730)  (1,427,672)
  Additions to investment properties . . . . . . . . . . . . . . .        (86,618)    (672,500)
  Partnership's distributions from unconsolidated ventures
    and proceeds from sale of investment property. . . . . . . . .      1,145,000       93,750
  Partnership's contributions to unconsolidated ventures . . . . .        (31,930)     (10,322)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       (200,497)    (313,943)
                                                                     ------------  -----------
          Net cash used in investing activities. . . . . . . . . .       (493,775)  (2,330,687)
                                                                     ------------  -----------
                                                   JMB INCOME PROPERTIES, LTD. - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .       (125,974)       --
  Distributions to limited partners. . . . . . . . . . . . . . . .     (3,830,727)  (3,830,727)
  Distributions to general partners. . . . . . . . . . . . . . . .       (106,409)    (106,409)
                                                                     ------------  -----------
          Net cash used in financing activities. . . . . . . . . .     (4,063,110)  (3,937,136)
                                                                     ------------  -----------
          Net decrease in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .   $   (643,153)  (2,161,904)
                                                                     ============  ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .   $  1,815,536    1,909,508
                                                                     ============  ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt (note 4):
      Proceeds of new debt . . . . . . . . . . . . . . . . . . . .   $ 11,200,000        --
      Retirement of old debt . . . . . . . . . . . . . . . . . . .    (11,000,000)       --
      Deferred mortgage costs. . . . . . . . . . . . . . . . . . .        (69,531)       --
      Funding of escrow. . . . . . . . . . . . . . . . . . . . . .       (130,469)       --
                                                                     ------------  -----------
          Net proceeds from refinancing of
            long-term debt . . . . . . . . . . . . . . . . . . . .   $      --           --
                                                                     ============  ===========














                            See accompanying notes to consolidated financial statements.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1994 AND 1993

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

     The net effect of these items is summarized as follows for the nine months ended September 30:

                           1994                  1993
                ----------------------------------------------
                  GAAP BASIS  TAX BASIS GAAP BASIS  TAX BASIS
                  ----------  --------- ----------  ---------
Net earnings .    $2,537,220  2,490,281  2,491,270  2,062,364
Net earnings
 per limited
 partnership
 interest. . .    $    19.27      18.92      19.00      15.66
                  ==========  =========  =========  =========

     The net earnings per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($296,589 at September 30, 1994 and none at December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain amounts in the 1993 consolidated financial statements have been reclassed to conform to the 1994 presentation.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial properties, an office complex and a parking/retail structure. All of the properties owned at September 30, 1994 were operating.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1994 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,789,000 through September 30, 1994. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     (c) JMB/Miami

     On January 26, 1988, the Partnership through JMB/Miami, a joint venture with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership ("West Dade" in which JMB/Miami is a general partner) with an affiliate of the developer which owns an enclosed regional shopping center in Miami, Florida known as the Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd., a partnership

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


sponsored by an affiliate of the General Partners of the Partnership, made a capital contribution to JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the General Partners of the Partnership).

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

     During the third quarter of 1992, the property experienced storm damage caused by Hurricane Andrew. All repairs necessary to continue operations and replacement of the landscaping have been completed and West Dade has been fully reimbursed in 1994 by insurance proceeds for such repairs.

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

     (d)  Adams/Wabash

     On April 19, 1988, an affiliate of the Partnership entered into a forward commitment on behalf of the Partnership to make a total cash investment to a maximum of $25,750,000 in the Adams/Wabash Limited Partnership ("Adams/Wabash"), which constructed a parking garage and retail structure (the "Project") in Chicago, Illinois. The Project contains 671 parking spaces and approximately 28,800 square feet of leasable retail area. The Partnership has funded approximately $24,994,000 of its total cash commitment and does not anticipate further increasing its cash investment.

     Upon acquisition, the Partnership was admitted to an existing partnership with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993 pursuant to the terms of the Adams/Wabash Limited Partnership Agreement. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Any distributable cash flow in excess of the Partnership's preferred return will be distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. The Partnership is expected to receive its preferred return for 1994.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  LONG-TERM DEBT REFINANCING

     In February 1994, the Partnership extended and increased the first mortgage loan, which is secured by the Fountain Valley and Cerritos Industrial Parks, to the principal amount of $11,200,000. The extended loan bears interest at a rate of 7.32% per annum, provides for monthly payments of principal and interest based on a twenty-year amortization schedule and matures March 1, 2001. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the loan extension. Prior to the extension, the Partnership had entered into a forbearance agreement with the lender providing, among other things, that the lender agreed not to exercise its rights and remedies under the original loan documents from November 2, 1993, the original maturity date, until January 31, 1994. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.

(5)  PARTNERSHIP AGREEMENT

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to the sum of (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $3,584,000 of disbursable cash and approximately $618,000 of sale proceeds have been deferred by the General Partners.


(6)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners. In October 1994, one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of the Fountain Valley and Cerritos Industrial Parks after the sale on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993 are as follows:

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                   Unpaid at
                                                 September 30,
                               1994       1993       1994
                             --------   -------  -------------

Property management
 fees. . . . . . . . . . . . $158,828   178,793      3,872
Insurance commissions. . . .    --       10,861        --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . .   2,284     15,888      1,122
                             --------   -------     ------

                             $161,112   205,542      4,994
                             ========   =======     ======

     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the nine months ended September 30, 1994 were approximately $116,000, all of which have been paid.

     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions was approximately $4,202,000 at September 30, 1994. All amounts deferred or currently payable do not bear interest.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership's investment properties. The amount of such salaries and direct expenses aggregated $67,647 and $78,408 for the nine months ended September 30, 1994 and the twelve months ended December 31, 1993, respectively, all of which has been paid as of September 30, 1994.


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the First Financial and JMB/Miami ventures for the nine months ended September 30, 1994 and 1993 is as follows:

                                     1994           1993
                                 -----------     ----------
Total income . . . . . . .       $13,911,102     14,460,623
                                 ===========     ==========
Operating earnings
 (loss). . . . . . . . . .       $ 1,674,088       (644,233)
                                 ===========     ==========
Gain on sale of land . . .       $     --         1,267,894
                                 ===========     ==========
Net earnings . . . . . . .       $ 1,674,088        623,661
                                 ===========     ==========
Net earnings to
 Partnership . . . . . . .       $   365,800         92,380
                                 ===========     ==========
              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At September 30, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $658,000. Such funds and short-term investments of approximately $12,840,000 are available for future distributions to partners, working capital requirements and to make additional investments in the venture which owns the First Financial Plaza Office Building as described in Note 3(b). As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1994 approximately $381,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $547,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to an increase in cash flows from operations at certain of the Partnership's properties, the Partnership has increased its quarterly cash flow distribution to partners effective with the third quarter of 1994 from $10 per limited Partnership interest ("Interest") to $11 per Interest. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     From 1995 through 1997, leases at the Cerritos Industrial Park representing 95% of the rentable square footage are scheduled to expire, not all of which are expected to renew. In February 1994, True Form (42,750 s.f.), a major tenant, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It is unlikely that the Partnership will fully collect the approximately $80,000 owed by True Form as of the date of the filing. However, the tenant remains in operation and is current with respect to their ongoing monthly rental obligations as of the date of this report. True Form's lease expires June 1995 and the Partnership is pursuing potential replacement tenants for this space.

     The Fountain Valley Industrial Park currently operates in a market with industrial vacancy rates of approximately 12%. Fountain Valley is currently 100% leased (including temporary tenants) and 91% occupied. The Partnership and the Newport Corporation, which vacated in March 1992 prior to its 1995 lease expiration, entered into an agreement to terminate one of Newport's leases for approximately 77,000 square feet (representing approximately 20% of the rentable square footage at the property) in July 1993 for a $487,000 fee paid to the Partnership. The space was leased to Fry's Electronics, an electronics retailer, for a twelve-year term effective July 1993. International Tile vacated its approximate 36,000 square feet in August 1993 prior to its lease expiration in 1997. In January 1994, International Tile filed for protection under Chapter 11 of the United States Bankruptcy Code. The Partnership has filed a claim, however, is unlikely to fully collect the approximate $90,000 owed by International Tile at September 30, 1994. The space is leased by Circuit City service center effective June 1994.

     Currently, as leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. The previous decline in rental rates appears to have stabilized in 1994 and leasing activity has increased. The Partnership is also evaluating the competitive positioning of the properties in the market in which it operates. Fountain Valley incurred minimal damage and Cerritos incurred no damage as a result of the earthquake in southern California on January 17, 1994.

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

     The Rivertree Court Shopping Center operates in a market which is experiencing significant growth in the commercial and residential sectors. The growth in the area is expected to continue in the next several years. In August 1994, Office Depot reopened the approximately 26,000 square foot store previously occupied by Filene's Basement which closed in January 1994. Under the terms of the assignment of the Filene's lease, Office Depot has continued to pay rent on the space pursuant to the terms of the lease. In August 1992, Phar-Mor (which occupies approximately 14% of the center) filed for protection under Chapter 11 of the United States Bankruptcy Code. The Phar-Mor store has continued to operate and pay rent under its lease obligation since its bankruptcy filing. The Phar-Mor store closed in October 1994 and the Partnership recently received notification of Phar-Mor's intention to assign its lease in bankruptcy to another national tenant.

     During the third quarter of 1992, the Miami International Mall experienced storm damage caused by Hurricane Andrew. All repairs necessary to continue operations and replacement of the landscaping have been completed and West Dade has been fully reimbursed in 1994 by insurance proceeds for such repairs.

     West Dade joint venture, which owns the Miami International Mall, sold a 3.9 acre outparcel of land at Miami International Mall in June 1993 for a net purchase price of approximately $1,560,000, after certain selling costs, of which the Partnership's share was approximately $390,000. For financial reporting purposes, West Dade has recognized a gain in 1993 of approximately $1,385,000, of which the Partnership's share is approximately $346,000. For income tax purposes, West Dade has recognized a gain in 1993 of approximately $325,000, of which the Partnership's share is a loss of approximately $37,000. West Dade is currently negotiating the sale of an additional 4 acre outparcel of land.

     At September 30, 1994, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 93% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular remain extremely competitive resulting in higher rental concessions granted to tenants and decreased market rental rates. The decline in rental rates has stabilized in 1994. Furthermore, due to the continued recession in southern California and concerns regarding certain tenants' ability to perform under their current leases, the venture has granted rent deferrals and other forms of rent relief to several tenants, including First Financial Housing, an affiliate of the unaffiliated venture partner. The property incurred minimal damage as a result of the earthquake in southern California on January 17, 1994. However, the venture has begun to conduct inspections of certain joints in the steel frame of the building. It is not possible to predict the extent of repairs, if any, that may be required. The mortgage note is scheduled to mature in November 1995. There is no assurance that the venture will be able to extend, refinance or obtain alternative financing when the note matures. The Partnership is examining a possible sale of the property should the refinancing not take place. There can be no assurance that a sale of the property will occur.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables as of September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of rental receipts at certain of the Partnership's properties.

     The increase in prepaid expenses as of September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of insurance expenses for the Adams/Wabash Self Park, the Rivertree Court Shopping Center and the Fountain Valley and Cerritos Industrial Parks.

     The increase in escrow deposits as of September 30, 1994 as compared to December 31, 1993 is due to the requirements of the mortgage loan extension for the Fountain Valley and Cerritos Industrial Parks. Reference is made to Note 4.

     The decrease in investment in unconsolidated ventures as of September 30, 1994 as compared to December 31, 1993 is primarily due to the 1994 receipt of distributions from West Dade.

     The increase in current portion of long-term debt and related decrease in long-term debt at September 30, 1994 as compared to December 31, 1993 is due to the terms of the extension of the loan secured by the Fountain Valley and Cerritos Industrial Parks. Reference is made to Note 4.

     The decrease in accounts payable as of September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payments of operating expenses at certain of the Partnership's operating properties.

     The increase in accrued real estate taxes as of September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of real estate taxes at the Adams/Wabash Self Park, Rivertree Court Shopping Center and the Fountain Valley and Cerritos Industrial Parks.

     The decrease in rental income for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to the $487,000 fee received for the termination of one of the Newport Corporation leases at the Fountain Valley Industrial Park in July 1993. The decrease in rental income for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993 is partially offset by an increase in parking volume at the Adams/Wabash Self Park.

     The increase in interest income for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is due primarily to the Partnership having larger average invested balances in U.S. Government obligations in 1994 (reference is made to Note 1).

     The increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to a decrease in mortgage interest expense related to West Dade obtaining a new mortgage loan (as described in Note 3(c)) and an increase in rental income due to an increase in the average occupancy for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 at the Miami International Mall.

     The Partnership's gain on sale of land from unconsolidated venture for the nine months ended September 30, 1993 is due to the sale of a 3.9 acre outparcel of land at the Miami International Mall in June 1993.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                   1993                         1994
                                                      --------------------------------------------------------------
                                                            At     At     At      At     At     At      At     At
                                                           3/31   6/30   9/30   12/31   3/31   6/30    9/30  12/31
                                                           ----   ----   ----   -----   ----   ----   -----  -----
1. First Financial Plaza
    Encino (Los Angeles), California . . . . . . . .        85%    88% 84%(1)  85%(1) 84%(1) 91%(1)  89%(1)
2. Miami International Mall
    Miami, Florida . . . . . . . . . . . . . . . . .        94%    95%    97%     98%    98%    96%     97%
3. Rivertree Court Shopping Center
    Vernon Hills (Chicago), Illinois . . . . . . . .        98%    98%    98%     97% 88%(2) 89%(2)     98%
4. Fountain Valley Industrial Park
    Fountain Valley
    (Los Angeles), California. . . . . . . . . . . .     69%(3) 63%(3)    85%     85%    85%    85%     91%
5. Cerritos Industrial Park
    Cerritos (Los Angeles), California . . . . . . .        93%   100%   100%    100%   100%   100%    100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . . . . . . . . . . . . . .         *      *      *       *      *      *       *

- - ---------------
     An asterisk indicates that the property is a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of September 30, 1994 is 47%.

     (1)  The percentage represents physical occupancy.  Mitsubishi (8,109 square feet) vacated its space in July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.

     (2)  The percentage represents physical occupancy.  Filene's Basement (26,555 square feet) vacated its space in
January 1994, prior to its lease expiration of January 31, 2007 and continued to pay rent pursuant to its lease obligation until the assignment of its lease to Office Depot in April 1994.  Office Depot reopened the store August 26, 1994.

     (3)  The percentage represents physical occupancy.  Newport Corporation (102,084 square feet) vacated its space in
March 1992, but remained obligated on its leases as more fully described in Management's Discussion of Liquidity and Capital Resources elsewhere in this report.

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

        27.   Financial Data Schedule


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


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:November 10, 1994