Form 10-K405
JMB INCOME PROPERTIES LTD XIII
filed 1995-03-31
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1994                     Commission file no. 000-19496


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

                                                Name of each exchange on
Title of each class                               which registered
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

                               TABLE OF CONTENTS



                                                                Page
                                                                ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . . .   5

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . . .   8

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . .   8

PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and Related
              Security Holder Matters. . . . . . . . . . . . . .   8

Item 6.       Selected Financial Data. . . . . . . . . . . . . .   9

Item 7.       Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . .  16

Item 8.       Financial Statements and Supplementary Data. . . .  22

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure . . . . . .  62


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . . .  62

Item 11.      Executive Compensation . . . . . . . . . . . . . .  65

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management. . . . . . . . . . . . . . .  66

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . . .  67


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . . .  67


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . .  69














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

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation, and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the
Partnership's business taken as a whole.   Pursuant to the Partnership
Agreement, the Partnership is required to terminate on or before October 31, 2036. Accordingly, the Partnership intends to hold its remaining properties for investment purposes until such time as a sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At the sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                            SALE OR DISPOSITION
                                                              DATE OR IF OWNED
                                                            AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                          DATE OF       ORIGINAL INVESTED
    AND LOCATION (f)                SIZE       PURCHASE    CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------           ----------    --------    ----------------------         ---------------------
1. Mid Rivers Mall
    St. Peters
    (St. Louis),
    Missouri . . . . . .       323,100 sq.ft.  12/12/86            1/30/92                Fee ownership of land and
                                   g.l.a.                                                 improvements (through
                                                                                          joint venture partnerships)
                                                                                          (c)(d)
2. First Financial Plaza
    Office Building
    Encino
    (Los Angeles),
    California . . . . .       216,000 sq.ft.   5/20/87              8%                   Fee ownership of land and
                                   n.r.a.                                                 improvements (through
                                                                                          joint venture partnerships)
                                                                                          (c)
3. Miami International
    Mall
    Miami, Florida . . .       967,300 sq.ft.   1/1/88               11%                  Fee ownership of land and
                                   g.l.a.                                                 improvements (through
                                                                                          joint venture partnerships)
                                                                                          (c)
4. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois . . . . . .       297,000 sq.ft.  10/20/88              23%                  Fee ownership of land and
                                   g.l.a.                                                 improvements (b)(e)
5. Fountain Valley
    Industrial Park
    Industrial Buildings
    Fountain Valley
    (Los Angeles),
    California . . . . .       393,100 sq.ft.   11/1/88              16%                  Fee ownership of land and
                                    b.a.                                                  improvements (b)(e)

                                                            SALE OR DISPOSITION
                                                              DATE OR IF OWNED
                                                            AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                          DATE OF       ORIGINAL INVESTED
    AND LOCATION (f)                SIZE       PURCHASE    CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------           ----------    --------    ----------------------         ---------------------

6. Cerritos Industrial
    Park Industrial
    Buildings
    Cerritos
    (Los Angeles),
    California . . . . .       197,100 sq.ft.   11/1/88              7%                   Fee ownership of land and
                                    b.a.                                                  improvements (b)
7. Adams/Wabash Self Park
    Chicago, Illinois. .       671 spaces and   10/1/90              25%                  Fee ownership of land and
                                   28,800                                                 improvements (through
                                sq.ft. n.r.a.                                             joint venture partnership)
                                                                                          (c)

-----------------------

      (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

      (b) Reference is made to Note 4 and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

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

      (f) Reference is made to Item 8 - Schedule III filed with the annual report for further information concerning real estate taxes and depreciation.


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

     In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 8 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated properties as of December 31, 1994.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                               1993                               1994
                                                ------------------------------     ------------------------------
                          Principal             At       At       At       At       At       At      At       At
                          Business             3/31     6/30     9/30    12/31     3/31     6/30    9/30    12/31
                          -------------        ----     ----     ----    -----     ----     ----   -----    -----
1. First Financial
    Plaza
    Encino (Los
    Angeles),
    California . . . . .  University/
                          Bank/Housing
                          Developer             85%      88%   84%(1)   85%(1)   84%(1)   91%(1)  89%(1)   89%(1)
2. Miami Interna-
    tional Mall
    Miami, Florida . . .  Retail                94%      95%      97%      98%      98%      96%     97%      97%
3. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois . . . . . .  Retail                98%      98%      98%      97%   88%(2)   89%(2)     98%      85%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California . . . . .  Retail/Light
                          ing Systems
                          Manufacturer/
                          Nuts and Bolts
                          Distributor        69%(3)   63%(3)      85%      85%      85%      85%     91%     100%
5. Cerritos
    Industrial Park
    Cerritos
    (Los Angeles),
    California . . . . .  Aircraft Parts
                          Manufacturer/
                          Spa Manufac-
                          turer/Tire
                          Distributor           93%     100%     100%     100%     100%     100%    100%     100%
6. Adams/Wabash
    Self Park
    Chicago,
    Illinois . . . . . .  Parking Garage         *        *        *        *        *        *       *        *

--------------------

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable. However, the approximate occupancy level for the retail portion of the structure as of December 31, 1994 is 51%

      (1) The percentage represents physical occupancy. Mitsubishi (8,109 square feet or 4% of the building) vacated its space in July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.

      (2) The percentage represents physical occupancy. Filene's Basement (26,555 square feet or 9% of the building) vacated its space in January 1994, prior to its lease expiration of January 31, 2007 and continued to pay rent pursuant to its lease obligation until the assignment of its lease to Office Depot in April 1994. Office Depot reopened the store August 26, 1994.

      (3) The percentage represents physical occupancy. Newport Corporation (102,054 square feet or 26% of the building) vacated its space in March 1992, prior to its lease expiration of May 31, 1995 but remained obligated on its lease obligations as more fully described in Item 7.

     Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during fiscal years 1994 and 1993.




                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 9,253 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                               YEARS ENDED DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990

                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                   1994            1993            1992           1991           1990
                              -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .   $ 11,984,676      12,292,002     11,140,476      10,134,959     10,337,178
                               ============    ============   ============    ============    ===========
Operating earnings . . . . .   $  2,853,977       3,179,510      2,206,794         836,374      2,558,774
Partnership's share of
 operations of uncon-
 solidated ventures. . . . .     (1,894,493)       (157,847)      (251,748)       (469,751)        73,821
                               ------------    ------------   ------------    ------------   ------------
    Net operating
      earnings . . . . . . .        959,484       3,021,663      1,955,046         366,623      2,632,595
Partnership's share of
  gain on sale of
  investment property
  and gain on sale of
  land from unconsolidated
  venture. . . . . . . . . .        298,917         346,208      6,366,463           --             --
                               ------------    ------------   ------------    ------------   ------------
Net earnings before
  partnership's share of
  extraordinary item from
  unconsolidated venture . .      1,258,401       3,367,871      8,321,509         366,623      2,632,595
Partnership's share of
  extraordinary item
  from unconsolidated
  venture. . . . . . . . . .       (375,000)       (521,183)         --              --             --
                               ------------    ------------   ------------    ------------   ------------
Net earnings . . . . . . . .   $    883,401       2,846,688      8,321,509         366,623      2,632,595
                               ============    ============   ============    ============    ===========

                                   1994            1993            1992           1991           1990
                              -------------   -------------    -----------    ------------   ------------
Net earnings per
 Interest (b):
  Net operating earnings . .   $       7.29           22.95          14.85            2.78          19.99
  Partnership's share of
    gain on investment
    property and share
    of gain on sale of
    land from unconsolidated
    venture. . . . . . . . .           2.34            2.71          49.86           --             --
  Partnership's share of
    extraordinary item
    from unconsolidated
    venture. . . . . . . . .          (2.85)          (3.96)         --              --             --
                               ------------    ------------   ------------    ------------   ------------
    Net earnings per
      Interest . . . . . . .   $       6.78           21.70          64.71            2.78          19.99
                               ============    ============   ============    ============    ===========
Total assets . . . . . . . .   $109,171,952     113,581,933    115,959,504     119,093,611    123,698,536
Long-term debt . . . . . . .   $ 26,436,573      26,700,000     15,700,000      26,700,000     26,700,000
Cash distributions
  per Interest (c) . . . . .   $      41.00           40.00          85.00           43.50          54.00
                               ============    ============   ============    ============    ===========

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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994



Property
--------

Fountain Valley
Industrial Park      a)    The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                         GLA               Avg. Base Rent Per
                            December 31,            Occupancy Rate         Square Foot (1)
                            ------------            --------------         ------------------

                                  1990 . . . . . .       100%                    5.10
                                  1991 . . . . . .        84%                    5.47
                                  1992 . . . . . .        74%                    5.96
                                  1993 . . . . . .        85%                    5.31
                                  1994 . . . . . .       100%                    4.41

                     (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                       Base Rent   Scheduled Lease  Lease
                     b)      Significant Tenants         Square Feet   Per Annum   Expiration Date  Renewal Option(s)
                             -------------------         -----------   ---------   ---------------  -----------------

                             Fry's Electronics           77,028        $231,084    7/2005           7/2010
                             (Retail)                                                               7/2015

                     c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Fountain Valley Industrial Park:

                                                                                    Annualized          Percent of
                                                Number of      Approx. Total        Base Rent           Total 1994
                             Year Ending        Expiring       GLA of Expiring      of Expiring         Base Rent
                             December 31,       Leases         Leases (1)           Leases              Expiring
                             ------------       ---------      ---------------      -----------         ----------
                                  1995                4              90,906             $502,400              29%
                                  1996                2              38,580              199,200              11%
                                  1997                4              78,970              383,200              22%
                                  1998                2              45,026              168,700              10%
                                  1999                1              11,700               70,200               4%
                                  2000               --               --                   --                  --
                                  2001               --               --                   --                  --
                                  2002               --               --                   --                  --
                                  2003               --               --                   --                  --
                                  2004                2              49,770              259,800              15%

                     (1)              Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

Rivertree Court
Shopping Center      a)      The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                         GLA               Avg. Base Rent Per
                             December 31,           Occupancy Rate         Square Foot (1)
                             ------------           --------------         ------------------

                                  1990 . . . . . .        91%                   11.30
                                  1991 . . . . . .        83%                   12.97
                                  1992 . . . . . .        90%                   11.28
                                  1993 . . . . . .        97%                   11.52
                                  1994 . . . . . .        85%                   12.86

                     (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                       Base Rent   Scheduled Lease  Lease
                     b)      Significant Tenants         Square Feet   Per Annum   Expiration Date  Renewal Option(s)
                             -------------------         -----------   ---------   ---------------  -----------------

                             Phar-Mor Inc. (2)           40,560        $294,100    2/2003           $8.25 psf through
                             (Drug Store)                                                             3/2008
                                                                                                    $8.75 psf through
                                                                                                      3/2013
                                                                                                    $9.25 psf through
                                                                                                      3/2018

                             Cineplex Odeon              40,000         720,000    2/2008           $24.00 psf
                             (Cinema)                                                                 through 2/2013
                                                                                                    $26.00 psf
                                                                                                      through 2/2018

                     c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Rivertree Court Shopping Center:

                                                                                    Annualized          Percent of
                                                Number of      Approx. Total        Base Rent           Total 1994
                             Year Ending        Expiring       GLA of Expiring      of Expiring         Base Rent
                             December 31,       Leases         Leases (1)           Leases              Expiring
                             ------------       ---------      ---------------      -----------         ----------
                                  1995                8              22,652             $374,900              12%
                                  1996               10              22,627              350,400              11%
                                  1997                2               3,331               52,600               2%
                                  1998                8              58,104              586,400              18%
                                  1999                8              16,765              263,600               8%
                                  2000                1               4,942               69,200               2%
                                  2001                1              15,140              126,400               4%
                                  2002                2               7,024               93,000               3%
                                  2003                1              40,560              294,100               9%
                                  2004                1              25,031              244,100               8%

                     (1)              Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.
                     (2)              During the third quarter of 1992, Phar-Mor filed for protection under Chapter
XI of the United States Bankruptcy Code.  The Phar-Mor store at the Rivertree Court Shopping Center continued to operate and pay rent pursuant to its lease obligation until October 1994 when Phar-Mor closed its store and subsequently assigned its lease to the TJX Companies, Inc.  TJX Companies, parent company of TJ Maxx, is expected to open its Home Goods store in April 1995.

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

     At December 31, 1994, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,011,000. Such funds and short-term investments of approximately $9,215,000 are available for future distributions to partners, working capital requirements, anticipated releasing costs at the Cerritos Industrial Park, a possible retail redevelopment at the Fountain Valley Industrial Park and to make additional investments in the venture which owns the First Financial Plaza Office Building as described in Note 3. As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $1,165,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $1,328,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to an increase in cash flow from operations at certain of the Partnership's properties, the Partnership has increased its quarterly cash flow distribution to partners effective with the third quarter of 1994 from $10 per limited partnership interest ("Interest") to $11 per Interest. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     From 1995 through 1997, leases at the Cerritos Industrial Park representing 95% of the rentable square footage are scheduled to expire, not all of which are expected to renew. In February 1994, True Form (42,750 s.f. or 22% of the building), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It is unlikely that the Partnership will fully collect the approximately $80,000 owed by True Form as of the date of the bankruptcy filing. True Form's lease which originally expired in June 1995, was converted to a month to month lease after True From rejected the lease in bankruptcy. However, the tenant remains in operation and is current with respect to their ongoing monthly rental obligations as of the date of this report. The Partnership is actively pursuing potential replacement tenants for this space.

     The Fountain Valley Industrial Park currently operates in a sub-market with industrial vacancy rates of approximately 11%. Fountain Valley is currently 100% leased (including temporary tenants) and occupied. The Partnership and the Newport Corporation, which vacated in March 1992 prior to its 1995 lease expiration and continues to pay rent pursuant to its one remaining lease obligation, entered into an agreement to terminate one of Newport's leases for approximately 77,000 square feet (representing approximately 20% of the leasable square footage at the property) in July 1993 for a $487,000 fee paid to the Partnership. The space was leased to Fry's Electronics, an electronics retailer, for a twelve-year term effective July 1993. International Tile vacated its approximate 36,000 square feet in August 1993 prior to its lease expiration in 1997. In January 1994, International Tile filed for protection under Chapter XI of the United States Bankruptcy Code. It is highly unlikely that the Partnership will collect the approximate $90,000 owed by International Tile. The space was leased to Circuit City service center effective June 1994. In 1995 and 1996, leases representing 21% and 13%, respectively, of the leasable square footage at Fountain Valley are scheduled to expire, not all of which are expected to be renewed. The Partnership is examining the possible redevelopment of portions of the park to retail use as a result of the City of Fountain Valley designating a redevelopment zone which includes the property. The Partnership is commencing discussions with several large national retail tenants who have expressed interest in the Fountain Valley property.

     Currently, as industrial leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely be at rental rates less than the rates on existing leases entered into prior to 1993. Although the previous decline in rental rates stabilized in 1994 and vacancy rates have declined, the supply of industrial space continues to cause significant competition for tenants, although there is generally a decrease in time required to re-lease tenant space in these markets. In addition, new leases continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This previous decline in rental rates, and the costs incurred upon releasing will result in a decrease in cash flow from operations from these properties over the near term. The Partnership is also evaluating the competitive positioning of these properties in the market in which they operate. Fountain Valley incurred minimal damage and Cerritos incurred no damage as a result of the earthquake in southern California on January 17, 1994.

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

     As of December 31, 1994, the Partnership has made an aggregate investment of approximately $24,994,000 relating to a maximum total commitment of $25,750,000 to an existing partnership (Adams/Wabash) that constructed a parking garage and retail space structure known as the Adams/Wabash Self Park as described in Note 3(e). The Partnership is not required to increase this original aggregate investment. Pursuant to the Adams/Wabash Partnership Agreement, the Partnership's interest in the venture increased from 49.9% to 74.9% effective October 1, 1993.

     The Rivertree Court Shopping Center operates in a market which is experiencing significant growth in the commercial and residential sectors. The growth in the area is expected to continue in the next several years. In August 1994, Office Depot reopened the approximately 26,000 square foot store previously occupied by Filene's Basement which had closed in January 1994. Under the terms of the assignment of the Filene's lease, Office Depot has continued to pay rent on the space pursuant to the terms of the lease. In August 1992, Phar-Mor (which occupied approximately 14% of the center) filed for protection under Chapter 11 of the United States Bankruptcy Code. The Phar-Mor store continued to operate and pay rent under its lease obligation until it closed the store in October 1994, Phar-Mor assigned its lease in bankruptcy to TJX Companies, parent company of TJ Maxx, which is expected to open its Home Goods Store in April 1995. Under the terms of the assignment of the Phar-Mor lease, TJX has continued to pay rent on the space pursuant to the terms of the lease. In conjunction with the assignment, the Partnership received approximately $125,000 of pre-petition indebtedness owed by Phar-Mor.

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

     West Dade joint venture, which owns the Miami International Mall, sold a 3.9 acre outparcel of land at the Miami International Mall in June 1993 for a net purchase price of approximately $1,560,000, after certain selling costs, of which the Partnership's share was approximately $390,000. For financial reporting purposes, West Dade recognized a gain in 1993 of approximately $1,385,000, of which the Partnership's share is approximately $346,000. For income tax purposes, West Dade recognized a gain in 1993 of approximately $325,000, of which the Partnership's share is a loss of approximately $37,000.

     West Dade sold an additional 4 acre outparcel of land in December 1994 for a net sales price of approximately $1,466,000 after certain selling costs, of which the Partnership's share was approximately $367,000. For financial reporting purposes, West Dade has recognized a gain in 1994 of approximately $1,195,000, of which the Partnership's share is approximately $299,000. For income tax purposes, West Dade has recognized a gain in 1994 of approximately $985,000, of which the Partnership's share is a gain of approximately $274,000.

     During the third quarter of 1992, the Miami International Mall experienced storm damage caused by Hurricane Andrew. All repairs necessary to continue operations and replacement of the landscaping have been completed and West Dade was fully reimbursed (subject to deductibles) in 1994 by insurance proceeds for such repairs.

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

     At December 31, 1994, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 93% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular remain extremely competitive resulting in higher rental concessions granted to tenants. The previous decline in rental rates appears to have stabilized in 1994. Furthermore, due to the continued recession in southern California and concerns regarding certain tenants' ability to perform under their current leases, the venture has granted rent deferrals and other forms of rent relief to several tenants, including First Financial Housing, an affiliate of the unaffiliated venture partner, which is likely to have an adverse effect on venture cash flows in the near term.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the City Council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform additional testing on the welded steel mount connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the additional testing under the ordinance, and therefore, the Partnership had retained a structural engineer to perform the additional testing. Results of the initial testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. The Partnership's structural engineer has informed the Partnership that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements as an extraordinary item from unconsolidated venture, will be approximately $1,000,000 (of which the Partnership's share is approximately $375,000).

     The mortgage note is secured by the First Financial Plaza office building scheduled to mature in November 1995. Although the venture has had preliminary discussions with the lender regarding an extension of this loan, there can be no assurance that such an extension or any alternative financing for all or substantially all of the mortgage loan can be obtained at maturity. The venture is also examining a possible sale of the property should a refinancing not take place. There can be no assurance that a sale of the property will occur. Based upon such uncertainty, Encino joint venture may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, the Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (of which approximately $2,428,000 is allocated to the Partnership), all of which is allocable to First Financial joint venture. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino Venture be unable to extend or refinance the mortgage loan at maturity.

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

RESULTS OF OPERATIONS

     The aggregate net increase in cash for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due primarily to distributions from JMB/Miami joint venture in 1994. The distributions are the result of increased distributions from operations and proceeds from the land outparcel sale from the Miami International Mall in 1994.

     The decrease in interest, rents and other receivables as of December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of tenant collections at the Rivertree Court Shopping Center.

     The increase in escrow deposits as of December 31, 1994 as compared to December 31, 1993 is primarily due to the requirements of the mortgage loan refinancing for the Fountain Valley and Cerritos Industrial Parks (see Note 4(b)).

     The increase in accrued rents receivable as of December 31, 1994 as compared to December 31, 1993 is primarily due to the straight-lining of rent related to the 1993 commencement of the Fry's Electronics lease at the Fountain Valley Industrial Park.

     The decrease in investment in unconsolidated ventures as of December 31, 1994 as compared to December 31, 1994 is primarily due to the provision for value impairment of approximately $6,475,000 recorded at First Financial (see Note 3(c)) and the receipt of distributions from the West Dade venture in 1994 related to the sale proceeds from the sale of the land outparcel.

     The increase in deferred expenses as of December 31, 1994 as compared to December 31, 1993 and the related amortization expense for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the capitalization and amortization of the lease commissions at the Fountain Valley Industrial Park.

     The increase in current portion of long-term debt and related decrease in long-term debt at December 31, 1994 as compared to December 31, 1993 and the corresponding decrease in mortgage and other interest in 1994 as compared to 1993 and 1992 is due to the terms of the refinancing of the loan secured by the Fountain Valley and Cerritos Industrial Parks (see Note 4(b)).

     The decrease in rental income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the $487,000 fee received for the termination of one of the Newport Corporation leases at the Fountain Valley Industrial Park in July 1993.

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

     The increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 and decrease in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due primarily to the Partnership having lower average invested balances in U.S. Government obligations in 1993.

     The increase in the amount of loss from Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the provision for value impairment recorded at First Financial of approximately $6,475,000 (see Note 3(c)). The decrease in the amount of loss from Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to the sale of the Partnership's interest in the Mid Rivers Mall in 1992 (Note 7).

     The Partnership's share of gain on sale of investment property and gain on sale of land from unconsolidated venture for the year ended December 31, 1994 and 1993 is due to the sales of outparcels of land at the Miami International Mall in June 1993 and December 1994 (see Note 3(d)).

     The Partnership's share of gain on sale of investment property and gain on sale of land from unconsolidated venture for the year ended December 31, 1992 is due to the gain recognized in connection with the sale of the Partnership's interest in the Mid Rivers Mall in January 1992.

     The extraordinary item from unconsolidated venture for the year ended December 31, 1993 is primarily due to a prepayment penalty paid to the first mortgage lender as a result of the loan refinancing at the Miami International Mall in December 1993 (see Note 3(d)).

     The extraordinary item from unconsolidated venture for the year ended December 31, 1994 is due to the Partnership recognizing its share of earthquake repair costs at First Financial office building, as discussed above.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                                     INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1994 and 1993
Consolidated Statements of Operations, years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992
Notes to Consolidated Financial Statements

                                                                 SCHEDULE
                                                                 --------

Consolidated Real Estate and Accumulated Depreciation               III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.



                      JMB INCOME PROPERTIES, LTD. - XIII
                            UNCONSOLIDATED VENTURES

                                     INDEX


Independent Auditors' Report
Combined Balance Sheets, December 31, 1994 and 1993
Combined Statements of Operations, years ended December 31, 1994, 1993 and 1992
Combined Statements of Partners' Capital Accounts,
  years ended December 31, 1994, 1993 and 1992
Combined Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992
Notes to Combined Financial Statements

                                                                 SCHEDULE
                                                                 --------

Combined Real Estate and Accumulated Depreciation                   III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.








                         INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - XIII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - XIII (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XIII and consolidated venture at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                               KPMG PEAT MARWICK LLP




Chicago, Illinois
March 27, 1995

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1994 AND 1993

                                                        ASSETS
                                                        ------
                                                                                     1994                1993
                                                                                 ------------        -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . .     $  5,011,101          1,301,466
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . .        9,214,950         11,520,463
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . .          830,693          1,039,884
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,928             67,608
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,877              --
                                                                                 ------------        -----------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . . .       15,222,549         13,929,421

Investment properties, at cost (notes 2, 4 and 8) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,566,702         23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . .       75,093,333         74,953,712
                                                                                 ------------        -----------

                                                                                   98,660,035         98,520,414
  Less:  accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .       14,115,282         11,626,188
                                                                                 ------------        -----------

         Total investment properties,
           net of accumulated depreciation . . . . . . . . . . . . . . . . .       84,544,753         86,894,226

Investments in unconsolidated ventures,
  at equity (notes 3 and 10) . . . . . . . . . . . . . . . . . . . . . . . .        7,072,275         10,779,381
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          894,654            805,423
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . .        1,437,721          1,173,482
                                                                                 ------------        -----------

                                                                                 $109,171,952        113,581,933
                                                                                 ============        ===========
                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 ----------------------------------------------------

                                                                                     1994                1993
                                                                                 ------------        -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . .     $    272,721              --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          202,356            215,713
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          198,382            212,168
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . .        1,231,227          1,155,752
                                                                                 ------------        -----------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . .        1,904,686          1,583,633

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          340,213            310,468
Long-term debt (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . .       26,436,573         26,700,000
                                                                                 ------------        -----------
Commitments and contingencies (notes 3, 4 and 8)
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       28,681,472         28,594,101
                                                                                 ------------        -----------

Partners' capital accounts (deficits) (notes 1 and 5):
    General partners:
        Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .           20,000             20,000
        Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .          626,763            600,395
        Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (1,233,777)        (1,088,351)
                                                                                 ------------        -----------
                                                                                     (587,014)          (467,956)
                                                                                 ------------        -----------
    Limited partners (126,414 interests):
        Capital contributions, net of offering costs . . . . . . . . . . . .      113,741,315        113,741,315
        Cumulative net earnings  . . . . . . . . . . . . . . . . . . . . . .       20,301,059         19,444,026
        Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (52,964,880)       (47,729,553)
                                                                                 ------------        -----------
                                                                                   81,077,494         85,455,788
                                                                                 ------------        -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . . .       80,490,480         84,987,832
                                                                                 ------------        -----------
                                                                                 $109,171,952        113,581,933
                                                                                 ============        ===========

                             See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                  1994               1993              1992
                                                              ------------       ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .       $11,453,067         11,897,992        10,490,689
  Interest income. . . . . . . . . . . . . . . . . . . .           531,609            394,010           649,787
                                                               -----------        -----------       -----------
                                                                11,984,676         12,292,002        11,140,476
                                                               -----------        -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .         2,397,689          2,546,010         2,546,010
  Depreciation . . . . . . . . . . . . . . . . . . . . .         2,489,094          2,476,913         2,454,001
  Property operating expenses. . . . . . . . . . . . . .         3,596,944          3,529,702         3,263,607
  Professional services. . . . . . . . . . . . . . . . .           196,630            192,239           268,480
  Amortization of deferred expenses. . . . . . . . . . .           205,219            175,953           150,274
  General and administrative . . . . . . . . . . . . . .           245,123            191,675           251,310
                                                               -----------        -----------       -----------
                                                                 9,130,699          9,112,492         8,933,682
                                                               -----------        -----------       -----------
        Operating earnings . . . . . . . . . . . . . . .         2,853,977          3,179,510         2,206,794
Partnership's share of operations of uncon-
  solidated ventures (note 3). . . . . . . . . . . . . .        (1,894,493)          (157,847)         (251,748)
                                                               -----------        -----------       -----------
        Net operating earnings . . . . . . . . . . . . .           959,484          3,021,663         1,955,046
Partnership's share of gain on sale of
  investment property and gain on sale of
  land from unconsolidated venture
  (notes 3(d) and 7) . . . . . . . . . . . . . . . . . .           298,917            346,208         6,366,463
                                                               -----------        -----------       -----------
        Net earnings before Partnership's share
          of extraordinary item from uncon-
          solidated venture. . . . . . . . . . . . . . .         1,258,401          3,367,871         8,321,509
Partnership's share of extraordinary item from
  unconsolidated venture (notes 3(c) and 3(d)) . . . . .          (375,000)          (521,183)            --
                                                               -----------        -----------       -----------
        Net earnings . . . . . . . . . . . . . . . . . .       $   883,401          2,846,688         8,321,509
                                                               ===========        ===========       ===========

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                  1994               1993              1992
                                                              ------------       ------------      ------------

Net earnings per limited partnership interest (note 1):
  Net operating earnings . . . . . . . . . . . . . . . .      $       7.29              22.95             14.85
  Partnership's share of gain on sale of
    investment property and gain on sale of
    land from unconsolidated venture . . . . . . . . . .              2.34               2.71             49.86
  Partnership's share of extraordinary item
    from unconsolidated venture. . . . . . . . . . . . .             (2.85)             (3.96)            --
                                                               -----------        -----------       -----------
        Net earnings . . . . . . . . . . . . . . . . . .       $      6.78              21.70             64.71
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

                                              JMB INCOME PROPERTIES, LTD. - XIII
                                                    (A LIMITED PARTNERSHIP)
                                                   AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                         YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                           CONTRI-
                                                                           BUTIONS
                                                                           NET OF
                 CONTRI-       NET          CASH                          OFFERING       NET           CASH
                 BUTIONS     EARNINGS   DISTRIBUTIONS        TOTAL         COSTS       EARNINGS    DISTRIBUTIONS     TOTAL
                --------    ----------  -------------      --------     -----------   ----------   -------------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1991. . . . . .  20,000       355,048      (804,593)      (429,545)   113,741,315     8,521,176    (31,768,190)  90,494,301

Net earnings . .   --          141,866         --           141,866          --        8,179,643          --       8,179,643
Cash distri-
 butions
 ($85.00 per
 Interest) . . .    --           --         (141,879)      (141,879)         --            --       (10,853,727) (10,853,727)
                --------      --------    ----------       --------    -----------    ----------    -----------   ----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1992. . . . . .  20,000       496,914      (946,472)      (429,558)   113,741,315    16,700,819    (42,621,917)  87,820,217

Net earnings . .    --         103,481         --           103,481          --        2,743,207          --       2,743,207
Cash distri-
 butions
 ($40.00 per
 Interest) . . .    --           --         (141,879)      (141,879)         --            --        (5,107,636)  (5,107,636)
                --------      --------    ----------       --------    -----------    ----------    -----------   ----------
                                               JMB INCOME PROPERTIES, LTD. - XIII
                                                    (A LIMITED PARTNERSHIP)
                                                   AND CONSOLIDATED VENTURE

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                           CONTRI-
                                                                           BUTIONS
                                                                           NET OF
                 CONTRI-       NET          CASH                          OFFERING       NET           CASH
                 BUTIONS     EARNINGS   DISTRIBUTIONS        TOTAL         COSTS       EARNINGS    DISTRIBUTIONS     TOTAL
                --------    ----------  -------------      --------     -----------   ----------   -------------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993. . . . . .  20,000       600,395    (1,088,351)      (467,956)   113,741,315    19,444,026    (47,729,553)  85,455,788

Net earnings . .    --          26,368         --            26,368          --          857,033          --         857,033
Cash distri-
 butions
 ($41.00 per
 Interest) . . .    --           --         (145,426)      (145,426)         --            --        (5,235,327)  (5,235,327)
                 -------      --------    ----------       --------    -----------    ----------    -----------   ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1994. . . . . . $20,000       626,763    (1,233,777)      (587,014)   113,741,315    20,301,059    (52,964,880)  81,077,494
                 =======      ========    ==========       ========    ===========    ==========    ===========   ==========














                                 See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                   1994              1993              1992
                                                               -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . .       $   883,401          2,846,688         8,321,509
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .         2,489,094          2,476,913         2,454,001
    Amortization of deferred expenses. . . . . . . . . .           205,219            175,953           150,274
    Partnership's share of operations of
      unconsolidated ventures. . . . . . . . . . . . . .         1,894,493            157,847           251,748
    Partnership's share of gain on sale of
      investment property and gain on sale
      of land from unconsolidated venture. . . . . . . .          (298,917)          (346,208)       (6,366,463)
    Partnership's share of extraordinary item
      from unconsolidated venture. . . . . . . . . . . .           375,000            521,183             --
  Changes in:
    Interest, rents and other receivables. . . . . . . .           209,191           (323,863)          222,377
    Prepaid expenses . . . . . . . . . . . . . . . . . .             1,680             (5,197)            8,135
    Escrow deposits. . . . . . . . . . . . . . . . . . .            30,592              --                --
    Accrued rents receivable . . . . . . . . . . . . . .          (264,239)          (190,041)         (134,248)
    Accounts payable . . . . . . . . . . . . . . . . . .           (13,357)            35,760          (105,657)
    Accrued interest . . . . . . . . . . . . . . . . . .           (13,786)             --                --
    Accrued real estate taxes. . . . . . . . . . . . . .            75,475             46,799           (74,663)
    Tenant security deposits . . . . . . . . . . . . . .            29,745            (57,303)           34,480
                                                               -----------        -----------       -----------
        Net cash provided
          by operating activities. . . . . . . . . . . .         5,603,591          5,338,531         4,761,493
                                                               -----------        -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . .         2,305,513         (1,822,734)       (4,545,928)
  Additions to investment properties . . . . . . . . . .          (139,621)          (725,372)         (961,888)
  Partnership's distributions from unconsolidated
    ventures and proceeds from sale of
    investment property. . . . . . . . . . . . . . . . .         1,800,625            782,450        14,101,640
  Partnership's contributions to uncon-
    solidated ventures . . . . . . . . . . . . . . . . .           (64,095)           (54,231)         (218,357)
  Payment of deferred expenses . . . . . . . . . . . . .          (224,919)          (396,157)         (229,024)
                                                               -----------        -----------       -----------

                                            JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                   1994              1993              1992
                                                               -----------        -----------       -----------
        Net cash provided by (used in)
          investing activities . . . . . . . . . . . . .         3,677,503         (2,216,044)        8,146,443
                                                               -----------        -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .          (190,706)             --                --
  Distributions to limited partners. . . . . . . . . . .        (5,235,327)        (5,107,636)      (10,853,727)
  Distributions to general partners. . . . . . . . . . .          (145,426)          (141,879)         (141,879)
                                                               -----------        -----------       -----------
        Net cash used in financing activities. . . . . .        (5,571,459)        (5,249,515)      (10,995,606)
                                                               -----------        -----------       -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . . . . . . . . .         3,709,635         (2,127,028)        1,912,330

        Cash and cash equivalents,
          beginning of year. . . . . . . . . . . . . . .         1,301,466          3,428,494         1,516,164
                                                               -----------        -----------       -----------

        Cash and cash equivalents,
          end of year. . . . . . . . . . . . . . . . . .       $ 5,011,101          1,301,466         3,428,494
                                                               ===========        ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .       $ 2,411,475          2,546,010         2,546,010
                                                               ===========        ===========       ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt (note 4(b)):
      Proceeds of new debt . . . . . . . . . . . . . . .       $11,200,000              --                --
      Retirement of old debt . . . . . . . . . . . . . .       (11,000,000)             --                --
      Deferred mortgage costs. . . . . . . . . . . . . .           (69,531)             --                --
      Funding of escrow. . . . . . . . . . . . . . . . .          (130,469)             --                --
                                                               -----------        -----------       -----------
          Net proceeds from refinancing of
            long-term debt . . . . . . . . . . . . . . .       $     --                 --                --
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

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


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

     The net effect of these items is summarized as follows for the years ended December 31, 1994 and 1993:

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                           1994                                  1993
                                            ------------------------------       ------------------------------
                                             GAAP BASIS         TAX BASIS         GAAP BASIS          TAX BASIS
                                            ------------       -----------       ------------       -----------
Total assets . . . . . . . . . . . . .      $109,171,952       120,931,976        113,581,933       123,643,503

Partners' capital accounts
 (deficits) (note 5):
  General partners . . . . . . . . . .          (587,014)         (653,578)          (467,956)         (891,359)
  Limited partners . . . . . . . . . .        81,077,494        93,517,694         85,455,788        96,127,046

Net earnings (note 5):
  General partners . . . . . . . . . .            26,368           383,206            103,481            80,469
  Limited partners . . . . . . . . . .           857,033         2,625,975          2,743,207         1,903,674

Net earnings per Interest. . . . . . .              6.78             20.77              21.70             15.06
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,024,751 and $0 at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial buildings, an office complex and a parking/retail structure. In January 1992, the Partnership's interest in the Mid Rivers Mall was sold (note 7). All of the properties owned at December 31, 1994 were operating. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                              YEARS
                                                              -----
       Building and improvements -- straight-line. . . .        30
       Personal property -- straight-line. . . . . . . .         5
                                                                ==
                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership (note 4).


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is a party to three operating joint venture agreements. In addition, the Partnership through a joint venture (JMB/Rivers) sold its interest in the Mid Rivers Mall on January 30, 1992 (note 7). Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,821,000 through December 31, 1994. In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one office building, two regional shopping malls and one parking/retail structure.
The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Two of the venture properties operating as of December 31, 1994 have been financed under various long-term debt arrangements as described in notes
(c) and (d) below.

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

    (c)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB-XII, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Venture Partner") which owns an office building in Encino (Los Angeles), California. First Financial was obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. The Partnership's share of the remaining amount, approximately $14,000, will be contributed when the Venture Partner complies with certain requirements.

     In November 1987, First Financial caused Encino to obtain a third party first mortgage loan in the amount of $30,000,000. The proceeds of such loan were distributed to First Financial to reduce its contribution and to the Venture Partner who subsequently repaid a $15,500,000 loan from First Financial. Thus, the total cash investment of First Financial for its interest in the office building, after consideration of the funding of the $30,000,000 permanent financing, is approximately $20,000,000, of which the Partnership's share is approximately $7,500,000. The outstanding principal balance of the third party first mortgage loan as of December 31, 1994 is $29,161,144. The third party first mortgage loan matures in November, 1995. First Financial, on Encino's behalf, is currently discussing the terms of a possible extension or renegotiation of the mortgage loan with the existing lender upon such maturity. There can be no assurance that a satisfactory arrangement for the extension or refinancing of all or substantially all of the loan can be reached with this or any other lender. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, the Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (approximately $2,428,000 is allocable to the Partnership), all of which is allocable to First Financial. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino venture be unable to extend or refinance the mortgage loan at maturity.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the City Council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform additional testing on the welded steel mount connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for

                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the additional testing under the ordinance, and therefore, the Partnership had retained a structural engineer to perform the additional testing. Results of the initial testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. The Partnership's structural engineer has informed the Partnership that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements as an extraordinary item from unconsolidated venture, will be approximately $1,000,000 (of which the Partnership's share is approximately $375,000).

     The Encino partnership agreement generally provides that First Financial is entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contri-butions. Any remaining cash flow is to be split equally between First Financial and the Venture Partner. Pepperdine University, under its tenant lease, is entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined).

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1994, 1993 and 1992.

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

     (d) JMB/Miami

     On January 26, 1988, the Partnership, through JMB/Miami, a general partnership with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership ("West Dade" in which JMB/Miami is a general partner), with an affiliate of the developer (the "Venture Partner"), which owns an enclosed regional shopping center in Miami, Florida known as Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd., a partnership sponsored by an affiliate of the General Partners of the Partnership made a capital contribution to JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a

                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the General Partners of the Partnership). The Partnership's investment in JMB/Miami is $10,402,500. The terms of JMB/Miami partnership agreement provide that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Miami has invested $17,678,694 for a 50% interest in West Dade and $1,126,306 as a contribution for initial working capital requirements of West Dade. The West Dade venture agreement provides that JMB/Miami and the Venture Partner generally are each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of West Dade and are each obligated to advance 50% of any additional funds required under the terms of the West Dade venture agreement.

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

     During the third quarter of 1992, the property experienced storm damage caused by Hurricane Andrew. All repairs necessary to continue operations and replacement of the landscaping have been completed. West Dade was fully reimbursed (subject to deductibles) in 1994 by insurance proceeds for such repairs.

     West Dade sold a 3.9 acre outparcel of land at Miami International Mall in June 1993 for a net sale price of approximately $1,560,000 after certain selling costs, of which the Partnership's share was approximately $390,000. For financial reporting purposes, West Dade recognized a gain in 1993 of approximately $1,385,000, of which the Partnership's share was approximately $346,000. For income tax purposes, West Dade recognized a gain in 1993 of approximately $325,000, of which the Partnership's share was a loss of approximately $37,000.

     West Dade sold a 4 acre outparcel of land at Miami International Mall in December 1994 for a net sales price of approximately $1,466,000 after certain selling costs, of which the Partnership's share was approximately $367,000. For financial reporting purposes, West Dade has recognized a gain in 1994 of approximately $1,195,000, of which the Partnership's share is approximately $299,000. For income tax purposes, West Dade has recognized a gain in 1994 of approximately $985,000, of which the Partnership's share is a gain of approximately $274,000.

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

                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (e)  Adams/Wabash

     On April 19, 1988, an affiliate of the Partnership entered into a forward commitment on behalf of the Partnership to make a total cash investment to a maximum of $25,750,000 in the Adams/Wabash Limited Partnership ("Adams/Wabash"), which constructed a parking garage and retail space structure (the "Project") in Chicago, Illinois. The Project contains 671 parking spaces and approximately 28,800 square feet of rentable retail area. The Partnership has funded approximately $24,994,000 of its total cash commitment and does not anticipate further increasing its cash investment.

     Upon acquisition, the Partnership was admitted to an existing partnership with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993 pursuant to the terms of the Adams/Wabash Partnership Agreement. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Payment of the preferred return was guaranteed by one of the joint venture partners through September 30, 1992, except to the extent the Partnership was required to make contributions under the joint venture agreement. Any distributable cash flow in excess of the Partnership's preferred return will be distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. Accordingly, for financial reporting purposes, for the years ended December 31, 1994, 1993 and 1992, the Partnership was allocated 100% of the operating profits of Adams/Wabash. As of December 31, 1994, the Partnership has received its preferred return.


(4)  LONG-TERM DEBT

     (a) Long-term debt consisted of the following at December 31, 1994 and 1993:

                                                1994               1993
                                             -----------        -----------
10.03% mortgage note; secured by
 the Rivertree Court Shopping
 Center located in Vernon Hills
 (Chicago), Illinois; payable
 monthly, interest only; due
 January 1, 1999 . . . . . . . . . . .       $15,700,000         15,700,000

8.83% mortgage note; secured by
 the Fountain Valley and Cerritos
 Industrial Parks located in
 Fountain Valley and Cerritos,
 (Los Angeles) California,
 respectively; payable monthly,
 interest only; originally due
 November 1, 1993 but not called
 by the lender until it was
 replaced in February, 1994 by
 the loan described below. . . . . . .            --             11,000,000

                       JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                1994               1993
                                             -----------        -----------
7.32% mortgage note; secured
 by the Fountain Valley and
 Cerritos Industrial Parks
 located in Fountain Valley
 and Cerritos (Los Angeles),
 California, respectively;
 payable in monthly install-
 ments of principal and
 interest of $88,998, remaining
 principal balance of
 approximately $9,008,000 plus
 accrued interest due on
 March 1, 2001 . . . . . . . . . . . .        11,009,294             --
                                             -----------         ----------

    Total debt . . . . . . . . . . . .        26,709,294         26,700,000
    Less current portion of
     long-term debt. . . . . . . . . .           272,721             --
                                             -----------         ----------

    Total long-term debt . . . . . . .       $26,436,573         26,700,000
                                             ===========         ==========


     Five year maturities of long-term debt are summarized as follows:

                      1995 . . . . . . . . .      $271,067
                      1996 . . . . . . . . .       291,589
                      1997 . . . . . . . . .       313,664
                      1998 . . . . . . . . .       337,410
                      1999 . . . . . . . . .       362,955
                                                  ========

     (b)  Long-Term Debt Refinancing

     In February 1994, the Partnership extended and increased the Fountain Valley and Cerritos Industrial Parks first mortgage loan to the principal amount of $11,200,000, which is secured. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the loan extension. Prior to the extension, the Partnership had entered into a forbearance agreement with the lender providing, among other things, that the lender agreed not to exercise its rights and remedies under the original loan documents from November 2, 1993, the original maturity date, until January 31, 1994. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations generally are allocated 96% to the Limited Partners and 4% to the General Partners. Profits or losses for Federal income tax purposes from the sale or refinancing of properties generally will be allocated 99% to the Limited Partners and 1% to the General Partners. However, net profits from the sale of properties will be additionally allocated to the General Partners (i) to the extent that cash distributions to the General Partners of sale proceeds from such sale ex-

                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ceed the aforesaid 1% of such profits and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of additional properties.

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $3,701,000 of disbursable cash and approximately $618,000 of sale proceeds from the sale of the Mid Rivers Mall have been deferred by the General Partners (note 7).

(6)  MANAGEMENT AGREEMENTS - OTHER THAN VENTURES

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to such affiliated property manager's assets is acting as the property manager of the Fountain Valley and Cerritos Industrial Parks after the sale on the same terms that existed prior to the sale.


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

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

     Industrial Building Complexes:
       Cost. . . . . . . . . . . . . . . . . . . . . . .     $37,080,801
       Accumulated depreciation. . . . . . . . . . . . .      (5,476,097)
                                                             -----------
                                                              31,604,704
                                                             -----------
     Shopping Center:
       Cost. . . . . . . . . . . . . . . . . . . . . . .      39,188,672
       Accumulated depreciation. . . . . . . . . . . . .      (6,474,846)
                                                             -----------
                                                              32,713,826
                                                             -----------
     Parking/Retail Structure:
       Cost. . . . . . . . . . . . . . . . . . . . . . .      22,390,562
       Accumulated depreciation. . . . . . . . . . . . .      (2,164,339)
                                                             -----------
                                                              20,226,223
                                                             -----------
                                                             $84,544,753
                                                             ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

     1995. . . . . . . . . . . . . . . . . . . . . . . .      $ 6,327,243
     1996. . . . . . . . . . . . . . . . . . . . . . . .        5,639,014
     1997. . . . . . . . . . . . . . . . . . . . . . . .        4,971,637
     1998. . . . . . . . . . . . . . . . . . . . . . . .        4,083,864
     1999. . . . . . . . . . . . . . . . . . . . . . . .        3,602,205
     Thereafter. . . . . . . . . . . . . . . . . . . . .       16,291,143
                                                              -----------

          Total. . . . . . . . . . . . . . . . . . . . .      $40,915,106
                                                              ===========

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9)  TRANSACTIONS WITH AFFILIATES

     Reimbursable expenses required to be paid by the Partnership to affiliates of the General Partners as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992, are as follows:

                                                                                                     UNPAID AT
                                                                                                    DECEMBER 31,
                                                     1994            1993             1992             1994
                                                   --------        --------         --------      --------------
Property management fees (note 6). . . . .         $212,212         231,529          202,585            6,661
Insurance commissions. . . . . . . . . . .            8,393          10,861            9,960             --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . . . . .           12,151          11,206           11,394             --
Reimbursement (at cost) for
  out-of-pocket salary related
  expenses relating to on-site
  and other costs for the
  Partnership and its investment
  properties . . . . . . . . . . . . . . .          116,376          78,408           73,081              --
                                                   --------         -------          -------            -----

                                                   $349,132         332,004          297,020            6,661
                                                   ========         =======          =======            =====


                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the year ended 1994 were approximately $159,624, all of which have been paid.

     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. All amounts deferred or currently payable do not bear interest.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for First Financial and JMB/Miami (note 3) as of and for the years ended December 31, 1994 and 1993 is as follows:

                                                  1994            1993
                                              ------------    ------------

Current assets . . . . . . . . . . . . . . .  $  3,016,687       3,258,675
Other current liabilities. . . . . . . . . .   (30,825,996)     (1,327,641)
                                              ------------    ------------

    Working capital. . . . . . . . . . . . .   (27,809,309)      1,931,034

Investment property, net . . . . . . . . . .    80,107,668      87,047,195
Other assets, net. . . . . . . . . . . . . .     3,169,855       3,506,596
Long-term debt . . . . . . . . . . . . . . .   (47,500,000)    (76,322,278)
Other liabilities. . . . . . . . . . . . . .      (258,643)       (240,365)
Venture partners' equity . . . . . . . . . .      (637,296)     (5,142,801)
                                              ------------    ------------
    Partnership's capital. . . . . . . . . .  $  7,072,275      10,779,381
                                              ============    ============

Represented by:
  Invested capital . . . . . . . . . . . . .  $ 32,099,273      32,035,179
  Cumulative distributions . . . . . . . . .   (28,733,659)    (26,933,034)
  Cumulative earnings. . . . . . . . . . . .     3,706,661       5,677,236
                                              ------------    ------------
                                              $  7,072,275      10,779,381
                                              ============    ============

Total income . . . . . . . . . . . . . . . .  $ 18,725,264      18,281,016
                                              ============    ============
Operating expenses . . . . . . . . . . . . .  $ 22,776,897      18,541,224
                                              ============    ============
Operating loss . . . . . . . . . . . . . . .  $ (4,051,633)       (260,208)
                                              ============    ============
Gain on sale of land and property. . . . . .  $  1,195,670       1,384,831
                                              ============    ============
Extraordinary item . . . . . . . . . . . . .  $ (1,000,000)     (2,083,900)
                                              ============    ============
Net income (loss). . . . . . . . . . . . . .  $ (3,855,963)       (959,277)
                                              ============    ============

                      JMB INCOME PROPERTIES, LTD. - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Total income, operating expenses and net income of the above-mentioned ventures for the year ended December 31, 1992 were $18,104,319, $19,014,371 and $11,112,287, respectively.


(11)  SUBSEQUENT EVENT

     Distributions

     In February 1995, the Partnership paid a distribution of $1,390,554 ($11.00 per interest) to the Limited Partners, $14,046 to the Special Limited Partner and $39,017 to the General Partners.



                                                                                                            SCHEDULE III

                                              JMB INCOME PROPERTIES, LTD. - XIII

                                                    (A LIMITED PARTNERSHIP)
                                                   AND CONSOLIDATED VENTURE

                                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1994



                                                                     COSTS
                                                                   CAPITALIZED
                                     INITIAL COST TO               SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                     PARTNERSHIP (A)              ACQUISITION                    AT CLOSE OF PERIOD (B)
                                 -----------------------    -----------------------    --------------------------------------
                                             BUILDINGS                  BUILDINGS                    BUILDINGS
                       ENCUM-                   AND                        AND                          AND
                       BRANCE       LAND    IMPROVEMENTS       LAND    IMPROVEMENTS        LAND    IMPROVEMENTS     TOTAL (C)
                       ------     --------  ------------     -------   ------------      --------  ------------    ----------
Industrial
 Complexes:
Fountain Valley
 Industrial
 Park and
 Cerritos
 Industrial
 Park. . . . . .  $11,009,294    9,111,020    25,783,707        --        2,186,074     9,111,020    27,969,781    37,080,801

Shopping Center:
 Rivertree
 Court Shopping
 Center. . . . .   15,700,000    7,893,178    30,830,231        --          465,263     7,893,178    31,295,494    39,188,672

Parking/Retail:
 Adams/Wabash
 Self Park . . .       --        6,530,093    14,547,233       32,411     1,280,825     6,562,504    15,828,058    22,390,562
                  -----------   ----------    ----------     --------     ---------    ----------    ----------    ----------

    Total. . . .  $26,709,294   23,534,291    71,161,171       32,411     3,932,162    23,566,702    75,093,333    98,660,035
                  ===========   ==========    ==========     ========     =========    ==========    ==========    ==========

                                                                                          SCHEDULE III - CONTINUED

                                          JMB INCOME PROPERTIES, LTD. - XIII

                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1994




                                                                                           LIFE ON WHICH
                                                                                           DEPRECIATION
                                                                                            IN LATEST
                                                                                           STATEMENT OF        1994
                                        ACCUMULATED             DATE OF       DATE          OPERATIONS     REAL ESTATE
                                       DEPRECIATION(D)       CONSTRUCTION   ACQUIRED       IS COMPUTED        TAXES
                                      ----------------       ------------  ----------    ---------------   -----------
Industrial Complexes:
 Fountain Valley
 Industrial Park
 and Cerritos
 Industrial Park . . . . . . . . . . .     $ 5,476,097         1967-1970      11/1/88         5-30 years       335,913

Shopping Center:
 Rivertree Court
 Shopping Center . . . . . . . . . . .       6,474,846           1988        10/20/88         5-30 years       632,900

Parking/Retail:
 Adams/Wabash
 Self Park . . . . . . . . . . . . . .       2,164,339         1989-1990      10/1/90           30 years       589,061
                                           -----------                                                       ---------

    Total. . . . . . . . . . . . . . .     $14,115,282                                                       1,557,874
                                           ===========                                                       =========

------------------

     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was
$98,310,819.

                                                                                          SCHEDULE III - CONTINUED

                                          JMB INCOME PROPERTIES, LTD. - XIII

                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1994

(C)   Reconciliation of real estate owned:

                                                                    1994              1993                1992
                                                                ------------      ------------        -----------
      Balance at beginning of period . . . . . . . . . . .       $98,520,414         97,795,042         97,147,324
      Additions during period. . . . . . . . . . . . . . .           139,621            725,372            647,718
                                                                 -----------        -----------        -----------

      Balance at end of period . . . . . . . . . . . . . .       $98,660,035         98,520,414         97,795,042
                                                                 ===========        ===========        ===========

(D)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . .       $11,626,188          9,149,275          6,695,274
      Depreciation expense . . . . . . . . . . . . . . . .         2,489,094          2,476,913          2,454,001
                                                                 -----------        -----------        -----------

      Balance at end of period . . . . . . . . . . . . . .       $14,115,282         11,626,188          9,149,275
                                                                 ===========        ===========        ===========










                         INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD.-XIII:

     We have audited the combined financial statements of the Unconsolidated Ventures of JMB Income Properties, Ltd. - XIII (note 1) as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Unconsolidated Ventures of JMB Income Properties, Ltd. - XIII as of December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                               KPMG PEAT MARWICK LLP

Chicago, Illinois
March 27, 1995

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                                COMBINED BALANCE SHEETS

                                              DECEMBER 31, 1994 AND 1993

                                                        ASSETS
                                                        ------

                                                                                     1994              1993
                                                                                 ------------      ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . .       $    674,188           385,291
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .          2,232,802         2,759,739
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             57,098            74,622
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             52,599            39,023
                                                                                 ------------       -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . .          3,016,687         3,258,675
                                                                                 ------------       -----------

Investment properties, at cost (notes 1 and 2) -- Schedule III:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,373,976         8,023,193
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .         97,297,013       101,243,322
                                                                                 ------------       -----------

                                                                                  104,670,989       109,266,515
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .         24,563,321        22,219,320
                                                                                 ------------       -----------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . .         80,107,668        87,047,195
                                                                                 ------------       -----------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . .          1,974,587         2,193,963
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . .          1,195,268         1,312,633
                                                                                 ------------       -----------

                                                                                 $ 86,294,210        93,812,466
                                                                                 ============       ===========
                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                          COMBINED BALANCE SHEETS - CONTINUED


                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                      ------------------------------------------

                                                                                     1994              1993
                                                                                 ------------      ------------

Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . .       $ 29,161,145           572,571
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,482,504           656,153
  Accrued interest payable (note 4). . . . . . . . . . . . . . . . . . . .            182,347            98,917
                                                                                 ------------       -----------

          Total current liabilities. . . . . . . . . . . . . . . . . . . .         30,825,996         1,327,641

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .            258,643           240,365
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         47,500,000        76,322,278
                                                                                 ------------       -----------
Commitments and contingencies (notes 3 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .         78,584,639        77,890,284
                                                                                 ------------       -----------
Partners' capital accounts (note 2):
  JMB Income-XIII:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .         32,099,273        32,035,179
    Cumulative net earnings (loss) . . . . . . . . . . . . . . . . . . . .          3,706,661         5,677,236
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (28,733,659)      (26,933,034)
                                                                                 ------------       -----------

                                                                                    7,072,275        10,779,381
                                                                                 ------------       -----------

    Venture partners' capital accounts . . . . . . . . . . . . . . . . . .            637,296         5,142,801
                                                                                 ------------       -----------

          Total partners' capital accounts . . . . . . . . . . . . . . . .          7,709,571        15,922,182
                                                                                 ------------       -----------

                                                                                 $ 86,294,210        93,812,466
                                                                                 ============       ===========



                               See accompanying notes to combined financial statements.

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                           COMBINED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                  1994               1993               1992
                                                               -----------        -----------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .       $18,657,758         18,224,961        17,342,977
  Interest income. . . . . . . . . . . . . . . . . . . .            67,506             56,055            38,667
                                                               -----------       ------------      ------------

                                                                18,725,264         18,281,016        17,381,644
                                                               -----------       ------------      ------------

Expenses:
  Mortgage and other interest (note 2) . . . . . . . . .         6,167,404          8,635,449         8,720,285
  Depreciation . . . . . . . . . . . . . . . . . . . . .         2,604,693          2,585,203         2,571,607
  Property operating expenses. . . . . . . . . . . . . .         6,506,477          6,324,208         5,887,493
  Amortization of deferred expenses. . . . . . . . . . .         1,023,185            996,364         1,124,773
  Provision for value impairment (notes 1 and 2) . . . .         6,475,138              --                --
                                                               -----------       ------------      ------------

                                                                22,776,897         18,541,224        18,304,158
                                                               -----------       ------------      ------------

          Net operating loss . . . . . . . . . . . . . .        (4,051,633)          (260,208)         (922,514)

Gain on sale of land parcels . . . . . . . . . . . . . .         1,195,670          1,384,831             --
                                                               -----------       ------------      ------------

          Net earnings (loss) before
            extraordinary item (note 2). . . . . . . . .        (2,855,963)         1,124,623          (922,514)

Extraordinary item . . . . . . . . . . . . . . . . . . .        (1,000,000)        (2,083,900)             --
                                                               -----------       ------------      ------------

          Net loss . . . . . . . . . . . . . . . . . . .       $(3,855,963)          (959,277)         (922,514)
                                                               ===========       ============      ============


                               See accompanying notes to combined financial statements.

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                   COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                       VENTURE
                                                   JMB-XIII            PARTNERS
                                                 -----------        -----------
Balance at December 31, 1991 . . . . . . .       $12,412,192          9,153,175

Cash contributions . . . . . . . . . . . .            39,607            152,982
Cash distributions . . . . . . . . . . . .          (366,161)          (860,935)
Net loss . . . . . . . . . . . . . . . . .          (245,216)          (677,298)
                                                 -----------        -----------

Balance at December 31, 1992 . . . . . . .        11,840,422          7,767,924

Cash contributions . . . . . . . . . . . .            54,231            186,281
Cash distributions . . . . . . . . . . . .          (782,450)        (2,184,950)
Net loss . . . . . . . . . . . . . . . . .          (332,822)          (626,454)
                                                 -----------        -----------

Balance at December 31, 1993 . . . . . . .        10,779,381          5,142,801

Cash contributions . . . . . . . . . . . .            64,094            229,552
Cash distributions . . . . . . . . . . . .        (1,800,625)        (5,351,875)
Net loss . . . . . . . . . . . . . . . . .        (1,970,575)        (1,885,388)
Write-off of venture partner's deficit
  capital account (note 2) . . . . . . . .              --            2,502,206
                                                 -----------        -----------

Balance at December 31, 1994 . . . . . . .       $ 7,072,275            637,296
                                                 ===========        ===========








                               See accompanying notes to combined financial statements.

                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                           COMBINED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                   1994               1993              1992
                                                               -----------        -----------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .       $(3,855,963)          (959,277)         (922,514)
Items not providing cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .         2,604,693          2,585,203         2,571,607
    Amortization of deferred expenses. . . . . . . . . .         1,023,185            996,364         1,124,773
    Total gain on sale of investment property. . . . . .        (1,195,670)        (1,384,831)            --
    Extraordinary item . . . . . . . . . . . . . . . . .         1,000,000          2,083,900             --
    Provision for value impairment . . . . . . . . . . .         6,475,138              --                --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .           526,937         (1,160,089)         (627,186)
    Prepaid expenses . . . . . . . . . . . . . . . . . .           (13,576)               334             1,718
    Escrow deposits. . . . . . . . . . . . . . . . . . .             --                40,806             --
    Accrued rents receivable . . . . . . . . . . . . . .           117,365             94,589          (333,941)
    Accounts payable . . . . . . . . . . . . . . . . . .          (173,649)          (350,948)          417,088
    Accrued interest . . . . . . . . . . . . . . . . . .            83,430             98,917             --
    Tenant security deposits . . . . . . . . . . . . . .            18,278             28,115           (24,049)
                                                              ------------        -----------       -----------
          Net cash provided by
            operating activities . . . . . . . . . . . .         6,610,168          2,073,083         2,207,496
                                                              ------------        -----------       -----------
Cash flows from investing activities:
  Cash sale proceeds from sale of investment
    property, net of selling expenses. . . . . . . . . .         1,465,301          1,558,844             --
  Reductions of investment properties. . . . . . . . . .           129,569             87,622           133,315
  Payment of deferred expenses . . . . . . . . . . . . .          (841,108)          (886,772)         (808,759)
  Notes receivable . . . . . . . . . . . . . . . . . . .            17,524             17,930           (92,552)
                                                              ------------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .           771,286            777,624          (767,996)
                                                              ------------        -----------       -----------
                                         JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                     COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                   1994               1993              1992
                                                               -----------        -----------       -----------

Cash flows from financing activities:
  Net proceeds from refinancing long-term debt . . . . .             --            45,484,643             --
  Principal payments on long-term debt . . . . . . . . .          (233,704)       (45,156,110)         (345,048)
  Payment of deferred expenses . . . . . . . . . . . . .             --              (336,641)            --
  Contributions to ventures. . . . . . . . . . . . . . .           293,647            240,512           192,590
  Distributions to partners. . . . . . . . . . . . . . .        (7,152,500)        (2,967,400)       (1,227,096)
                                                              ------------        -----------       -----------
          Net cash used in financing activities. . . . .        (7,092,557)        (2,734,996)       (1,379,554)
                                                              ------------        -----------       -----------
          Net increase in cash
            and cash equivalents . . . . . . . . . . . .      $    288,897            115,711            59,946
                                                              ============        ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .      $  6,083,974          8,536,532         8,720,285
                                                              ============        ===========       ===========
  Non-cash investing and financing activities. . . . . .      $      --                 --                --
                                                              ============        ===========       ===========




















                               See accompanying notes to combined financial statements.

                      JMB INCOME PROPERTIES, LTD. - XIII
                            Unconsolidated Ventures

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                       DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated ventures in which JMB Income Properties, Ltd. - XIII ("JMB Income-XIII") owns a direct interest. The entities ("Combined Ventures") included in the combined financial statements are as follows:

                                                              DATE
                                                            ACQUIRED
                                                            --------

             1.  JMB Encino Partnership "Encino" (a)         5/20/87
             2.  West Dade County Associates
                 "West Dade" (b)                              1/1/88

     (a) The Partnership owns an indirect ownership interest in this unconsolidated venture through First Financial Associates ("First
Financial"), an unconsolidated joint venture.

     (b) The Partnership owns an indirect ownership interest in this unconsolidated venture through JMB/Miami Investors, L.P. ("JMB/Miami"), an unconsolidated joint venture.

     For purposes of preparing the combined financial statements, the effect of all transactions between Encino and First Financial, and West Dade and JMB/Miami has been eliminated.

     Statement of Financial Accounting Standards No. 95 requires the Combined Ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classification specified in the pronouncement.

Combined Ventures record amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Combined Ventures' policy is to consider any such amounts held with original maturities of three months or less (none and none at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     The records of Combined Ventures are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to present the Combined Ventures' accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the Combined Ventures.

     Deferred expenses are comprised of deferred leasing costs and loan costs which are amortized using the straight-line method over the terms of the related leases and loans.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

                      JMB INCOME PROPERTIES, LTD. - XIII
                            UNCONSOLIDATED VENTURES

              NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     The Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (approximately $2,428,000 is allocated to the Partnership) all of which is allocable to First Financial joint venture. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino Venture be unable to extend or refinance the mortgage loan at maturity.

     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in note 4.

      Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 3 of Notes to Consolidated Financial Statements of JMB Income-XIII for the year ended December 31, 1994. Such note is incorporated herein by reference.


(3)  LEASES

     As Property Lessor

     At December 31, 1994, the properties in the combined group consisted of one shopping center and one office building. The ventures have determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to fifteen years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit to be received in the future under the above operating leases are as follows:

                      JMB INCOME PROPERTIES, LTD. - XIII
                            UNCONSOLIDATED VENTURES

              NOTES TO COMBINED FINANCIAL STATEMENTS - CONCLUDED


                      1995 . . . . . . .       $ 9,990,220
                      1996 . . . . . . .         9,270,971
                      1997 . . . . . . .         7,221,924
                      1998 . . . . . . .         6,493,585
                      1999 . . . . . . .         5,413,335
                      Thereafter . . . .        16,278,361
                                               -----------
                                               $54,668,396
                                               ===========

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $531,579, $901,434 and $707,978 for the years ended December 31, 1994, 1993 and 1992, respectively.


(4)  LONG-TERM DEBT

     Long-term debt consist of the following at December 31, 1994 and 1993:

                                                 1994               1993
                                             -----------        -----------

9-7/8% mortgage note, secured by the
 First Financial Plaza Office
 Building; payable in monthly
 installments of principal and
 interest of $260,505 through
 November 1995 when the remaining
 balance is due and payable. . . . . .       $29,161,145         29,394,849

6.91% mortgage note, secured by
 the Miami International Mall
 (West Dade); payable in monthly
 installments of interest only
 through January 1997 and there-
 after monthly installments
 principal and interest of
 $313,153 through December 2003
 when the remaining balance is
 due and payable . . . . . . . . . . .        47,500,000         47,500,000
                                             -----------        -----------

    Total debt . . . . . . . . . . . .        76,661,145         76,894,849
    Less current portion of
      long-term debt . . . . . . . . .        29,161,145            572,571
                                             -----------        -----------

    Total long-term debt . . . . . . .       $47,500,000         76,322,278
                                             ===========        ===========

     Five year maturities of long-term debt are summarized as follows:

                      1995 . . . . . . . . .   $29,161,145
                      1996 . . . . . . . . .        --
                      1997 . . . . . . . . .       490,939
                      1998 . . . . . . . . .       525,958
                      1999 . . . . . . . . .       563,475
                                               ===========

                                                                                                       SCHEDULE III
                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                   COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1994


                                                                  COSTS
                                                               CAPITALIZED
                                     INITIAL COST TO          SUBSEQUENT TO        GROSS AMOUNT AT WHICH CARRIED
                               UNCONSOLIDATED VENTURES (A)   TO ACQUISITION             AT END OF PERIOD (B)
                               ---------------------------   -------------- ------------------------------------------
                                 LAND AND      BUILDINGS       BUILDINGS         LAND AND    BUILDINGS
                                 LEASEHOLD       AND             AND            LEASEHOLD       AND
                 ENCUMBRANCE     INTEREST     IMPROVEMENTS    IMPROVEMENTS       INTEREST   IMPROVEMENTS     TOTAL (C)
                 -----------    -----------   ------------   --------------     ----------  ------------    ----------
OFFICE
 BUILDING:
 Encino,
 California. .   $29,161,145      7,696,474     38,089,122      (1,748,752)      7,047,258    36,989,586    44,036,844

SHOPPING
 CENTER:
 Miami,
 Florida . . .    47,500,000        326,718     63,556,557      (3,249,130)        326,718    60,307,427    60,634,145
                 -----------     ----------    -----------      ----------      ----------   -----------   -----------

    Total. . .   $76,661,145      8,023,192    101,645,679      (4,997,882)      7,373,976    97,297,013   104,670,989
                 ===========     ==========    ===========      ==========      ==========   ===========   ===========

                                                                                          SCHEDULE III - CONTINUED
                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                   COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1994

                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF           1994
                              ACCUMULATED               DATE OF         DATE           OPERATION         REAL ESTATE
                             DEPRECIATION(D)         CONSTRUCTION     ACQUIRED        IS COMPUTED           TAXES
                            ----------------         ------------    ----------     ---------------      -----------
 Encino, California. . . .       $ 9,693,722             1986           5-20-87          5-30 years       $  485,665
 Miami, Florida. . . . . .        14,869,599             1986            1-1-88          5-30 years        1,726,836
                                 -----------                                                              ----------

    Total. . . . . . . . .       $24,563,321                                                               2,212,501
                                 ===========                                                              ==========


-------------------

Notes:
      (A)     The initial cost to the Unconsolidated Venture or Underlying Ventures represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
      (B)     The aggregate cost of real estate owned at December 31, 1994 for federal income tax purposes was
              $97,655,495.
      (C)     In 1994, the Encino and First Financial joint ventures recorded a provision for value impairment totaling $6,475,138.

                                                                                          SCHEDULE III - CONTINUED
                                          JMB INCOME PROPERTIES, LTD. - XIII
                                                UNCONSOLIDATED VENTURES

                                   COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1994


      (D)     Reconciliation of real estate owned at December 31, 1994, 1993 and 1992:

                                                                        1994            1993             1992
                                                                   ------------     -----------      -----------
              Balance at beginning of period . . . . . . . . .     $109,266,515     109,535,556      109,668,871
              Reductions during period . . . . . . . . . . . .         (129,569)        (95,028)        (133,315)
              Sale and disposal during period. . . . . . . . .         (270,495)       (174,013)            --
              Provision for value impairment . . . . . . . . .       (4,195,462)           --               --
                                                                   ------------    ------------     ------------

              Balance at end of period . . . . . . . . . . . .     $104,670,989     109,266,515      109,535,556
                                                                   ============    ============     ============


    (E)   Reconciliation of accumulated depreciation:

              Balance at beginning of period . . . . . . . . .     $ 22,219,320      19,641,524       17,069,917
              Depreciation expense . . . . . . . . . . . . . .        2,604,693       2,585,203        2,571,607
              Reductions during the year . . . . . . . . . . .             (864)         (7,407)           --
              Sale and disposal during period. . . . . . . . .            --              --               --
              Provision for value impairment . . . . . . . . .         (259,828)          --               --
                                                                   ------------    ------------     ------------

              Balance at end of period . . . . . . . . . . . .     $ 24,563,321      22,219,320       19,641,524
                                                                   ============    ============     ============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during fiscal years 1994 and 1993.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware Corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-XIII, L.P. an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                             SERVED IN
NAME                        OFFICE                           OFFICE SINCE
----                        ------                           ------------

Judd D. Malkin              Chairman                          5/03/71
                            Director                          5/03/71
Neil G. Bluhm               President                         5/03/71
                            Director                          5/03/71
Burton E. Glazov            Director                          7/01/71
Stuart C. Nathan            Executive Vice President          5/08/79
                            Director                          3/14/73
A. Lee Sacks                Director                          5/09/88
John G. Schreiber           Director                          3/14/73

                                                             SERVED IN
NAME                        OFFICE                           OFFICE SINCE
----                        ------                           ------------

H. Rigel Barber             Chief Executive Officer           8/01/93
                            Executive Vice President          1/02/87
Glenn E. Emig               Executive Vice President          1/01/93
                            Chief Operating Officer           1/01/95
Jeffrey R. Rosenthal        Managing Director-Corporate       4/22/91
                            Chief Financial Officer           8/01/93
Douglas H. Cameron          Executive Vice President          1/01/95
Gary Nickele                Executive Vice President          1/01/92
                            General Counsel                   2/27/84
Ira J. Schulman             Executive Vice President          6/01/88
Gailen J. Hull              Senior Vice President             6/01/88
Howard Kogen                Senior Vice President             1/02/86
                            Treasurer                         1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and is a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is a director of Urban Shopping Centers, Inc. an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) is Executive Vice President of JMB and has been associated with JMB since April, 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets-Property Sales from June, 1990. He holds a Masters degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Managing General Partner receive no current or proposed direct remuneration in such capacities. Pursuant to the Partnership Agreement, the General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1994, 1993 and 1992, the General Partners received cash distributions in the amount of $145,426, $141,879 and $141,879, respectively. As of December 31, 1994, the General Partners have deferred payment of distributions in the aggregate amount of approximately $4,319,000.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the offering, the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, an affiliate of the General Partners was due reimbursement for such out-of-pocket expenses in the amount of $12,151, all of which was paid at December 31, 1994.

     The General Partners may be reimbursed for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, the Managing General Partner was due reimbursement for such expenses in the amount of $116,376, all of which was paid as of December 31, 1994.

     Affiliates of the General Partners provided property management services for the Fountain Valley and Cerritos Industrial Parks and the Rivertree Court Shopping Center during 1994. In 1994, such affiliates earned aggregate property management fees amounting to $212,212, of which $6,661 was unpaid as of December 31, 1994.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1994 aggregating $8,393 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b) The Managing General Partner and its officers and directors own the following Interests of the
Partnership:


                           NAME OF                               AMOUNT AND NATURE
                           BENEFICIAL                            OF BENEFICIAL                           PERCENT
TITLE OF CLASS             OWNER                                 OWNERSHIP                               OF CLASS
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

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Managing General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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

           4-B.   Copy of documents relating to the mortgage loan secured
by a first mortgage on West Dade's interest in Miami International Mall, Miami, Florida dated December 21, 1993 incorporated herein by reference to
Exhibit 4-B to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 000-19496) dated March 24, 1994.

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

    No annual report or proxy material for the fiscal year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

               JMB INCOME PROPERTIES, LTD. - XIII

               By:      JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
               By:      Gailen J. Hull
                        Senior Vice President
               Date:    March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               By:      JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
               By:      Judd D. Malkin, Chairman and Director
               Date:    March 27, 1995

                        NEIL G. BLUHM*
               By:      Neil G. Bluhm, President and Director
               Date:    March 27, 1995

                        H. RIGEL BARBER*
               By:      H. Rigel Barber, Chief Executive Officer
               Date:    March 27, 1995

                        GLENN E. EMIG*
               By:      Glenn E. Emig, Chief Operating Officer
               Date:    March 27, 1995

                        JEFFREY R. ROSENTHAL*
               By:      Jeffrey R. Rosenthal, Chief Financial Officer
                        Principal Financial Officer
               Date:    March 27, 1995


                        GAILEN J. HULL
               By:      Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
               Date:    March 27, 1995

                        A. LEE SACKS*
               By:      A. Lee Sacks, Director
               Date:    March 27, 1995

                        STUART C. NATHAN*
               By:      Stuart C. Nathan, Executive Vice President
                          and Director
               Date:    March 27, 1995

               *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
               By:      Gailen J. Hull, Attorney-in-Fact
               Date:    March 27, 1995

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

3-B.        Amended and Restated Agreement of
            Limited Partnership                        Yes

4-A.        Mortgage loan agreement related to
            the Rivertree Court Shopping Center        Yes

4-B.        Mortgage loan agreement related to
            West Dade                                  Yes

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

27.         Financial Data Schedule                    No