Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD XIII
filed 1995-05-15
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q



               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995        Commission file number 000-19496




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

                            TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . .    15




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    19

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1995 AND DECEMBER 31, 1994

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1995           1994
                                                                             ------------    -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . .      $ 11,697,724      5,011,101
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . .         3,094,839      9,214,950
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $129,554 in 1995 and
    $113,018 in 1994) . . . . . . . . . . . . . . . . . . . . . . . . .           694,888        830,693
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            22,103         65,928
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           203,621         99,877
                                                                             ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        15,713,175     15,222,549
Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,566,702     23,566,702
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .        75,132,747     75,093,333
                                                                             ------------   ------------
                                                                               98,699,449     98,660,035
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .        14,737,467     14,115,282
                                                                             ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .        83,961,982     84,544,753
Investment in unconsolidated ventures,
  at equity (notes 3(b), 3(c) and 7). . . . . . . . . . . . . . . . . .         6,775,818      7,072,275
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           868,205        894,654
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         1,490,961      1,437,721
                                                                             ------------   ------------
                                                                             $108,810,141    109,171,952
                                                                             ============   ============

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1995           1994
                                                                             ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4). . . . . . . . . . . . . .      $    277,742        272,721
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           398,617        202,356
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           197,980        198,382
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .         1,363,882      1,231,227
                                                                             ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .         2,238,221      1,904,686
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           342,291        340,213
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        26,365,628     26,436,573
                                                                             ------------   ------------
Commitments and contingencies (notes 1, 3 and 5)

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        28,946,140     28,681,472
                                                                             ------------   ------------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .           659,449        626,763
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,272,794)    (1,233,777)
                                                                             ------------   ------------
                                                                                 (593,345)      (587,014)
                                                                             ------------   ------------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       113,741,315    113,741,315
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .        21,085,511     20,301,059
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (54,369,480)   (52,964,880)
                                                                             ------------   ------------
                                                                               80,457,346     81,077,494
                                                                             ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .        79,864,001     80,490,480
                                                                             ------------   ------------
                                                                             $108,810,141    109,171,952
                                                                             ============   ============

                        See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                 (UNAUDITED)

                                                                                  1995             1994
                                                                              ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,765,479       2,640,332
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        193,944         102,306
                                                                               -----------      ----------
                                                                                 2,959,423       2,742,638
                                                                               -----------      ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .        594,345         607,546
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        622,185         622,174
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .        893,893         888,363
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .         87,134          80,647
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .         50,598          47,727
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .         53,923          74,288
                                                                               -----------      ----------
                                                                                 2,302,078       2,320,745
                                                                               -----------      ----------
        Operating earnings. . . . . . . . . . . . . . . . . . . . . . . . .        657,345         421,893
Partnership's share of operations
  from unconsolidated ventures (notes 3(b), 3(c) and 7) . . . . . . . . . .        159,793         126,204
                                                                               -----------      ----------
        Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   817,138         548,097
                                                                               ===========      ==========
        Net earnings per limited partnership
         interest (note 1). . . . . . . . . . . . . . . . . . . . . . . . .    $      6.21            4.16
                                                                               ===========      ==========
           Cash distributions per limited
             partnership interest (note 1). . . . . . . . . . . . . . . . .    $     11.00           10.00
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

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                 (UNAUDITED)


                                                                                  1995             1994
                                                                              ------------     -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   817,138         548,097
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        622,185         622,174
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         50,598          47,727
    Partnership's share of operations of unconsolidated
    ventures, net of distributions. . . . . . . . . . . . . . . . . . . . .        (26,050)         (8,426)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        135,805         (27,694)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,825          41,911
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        (53,240)        (56,184)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        196,261         141,808
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (402)       (143,848)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            122,121
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        132,655         153,621
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          2,078         (25,810)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (103,744)        (77,018)
                                                                              ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . .      1,817,109       1,338,479
                                                                              ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,120,111      (1,286,655)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        (39,414)        (37,268)
  Partnership's distributions from unconsolidated ventures
    and proceeds from sale of investment property . . . . . . . . . . . . .        322,507         482,221
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .          --            (17,447)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (24,149)        (32,854)
                                                                              ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      6,379,055        (892,003)
                                                                              ------------     -----------

                                      JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                  1995             1994
                                                                              ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        (65,924)          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .     (1,404,600)     (1,276,909)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        (39,017)        (35,470)
                                                                              ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .     (1,509,541)     (1,312,379)
                                                                              ------------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      6,686,623        (865,903)

          Cash and cash equivalents, beginning of period. . . . . . . . . .      5,011,101       1,301,466
                                                                              ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 11,697,724         435,563
                                                                              ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $    594,747         751,394
                                                                              ============     ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt (note 4):
      Proceeds of new debt. . . . . . . . . . . . . . . . . . . . . . . . .   $      --         11,200,000
      Retirement of old debt. . . . . . . . . . . . . . . . . . . . . . . .          --        (11,000,000)
      Deferred mortgage costs . . . . . . . . . . . . . . . . . . . . . . .          --            (69,531)
      Funding of escrow . . . . . . . . . . . . . . . . . . . . . . . . . .          --           (130,469)
                                                                              ------------     -----------
          Net proceeds from refinancing of
            long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .   $      --              --
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

                   JMB INCOME PROPERTIES, LTD. - XIII
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1995 AND 1994

                               (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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

     The net effect of these items is summarized as follows for the three months ended March 31:

                              1995                     1994
                   ----------------------- -------------------------
                    GAAP BASIS   TAX BASIS   GAAP BASIS   TAX BASIS
                    ----------   ---------   ----------   ---------

Net earnings. . . .   $817,138     828,357      548,097     713,292
Net earnings
 per limited
 partnership
 interest . . . . .   $   6.21        6.29         4.16        5.42
                      ========     =======      =======     =======

     The net earnings per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in

                   JMB INCOME PROPERTIES, LTD. - XIII
                         (A LIMITED PARTNERSHIP)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($11,420,070 and $5,024,751 at March 31, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial properties, an office complex and a parking/retail structure. All of the properties owned at March 31, 1995 were operating.

                   JMB INCOME PROPERTIES, LTD. - XIII
                         (A LIMITED PARTNERSHIP)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1995 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,821,000 through March 31, 1995. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

    (b)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with another partnership sponsored by an affiliate of the General Partner of the Partnership, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Encino Venture Partner"). Encino owns an office building in Encino (Los Angeles), California. First Financial was obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. The Partnership's share of the remaining amount, approximately $14,000, will be contributed when the Encino Venture Partner complies with certain requirements.

     The first mortgage loan on the property matures November 1, 1995. First Financial, on Encino's behalf, is currently discussing the terms of a possible extension or renegotiation of the mortgage loan with the existing lender upon such maturity. There can be no assurance that a satisfactory arrangement for the extension or refinancing of all or substantially all of the loan can be reached with this or any other lender. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, the Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (approximately $2,428,000 is allocable to the Partnership), all of which is allocable to First Financial. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon a then estimated sales price should the Encino venture be unable to extend or refinance the mortgage loan at maturity.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the

                   JMB INCOME PROPERTIES, LTD. - XIII
                         (A LIMITED PARTNERSHIP)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino has retained a structural engineer to perform the testing. Results of the initial testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. Encino's structural engineer has informed Encino that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs will be approximately $1,000,000 (of which the Partnership's share is approximately $375,000).

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1995 and 1994.

     (c) JMB/Miami

     On January 26, 1988, the Partnership, through JMB/Miami, a general partnership with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership ("West Dade" in which JMB/Miami is a general partner), with an affiliate of the developer (the "Miami Venture Partner"), which owns an enclosed regional shopping center in Miami, Florida known as the Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd., a partnership sponsored by an affiliate of the General Partners of the Partnership, made a capital contribution to the JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the General Partners of the Partnership). The Partnership's investment in JMB/Miami is $10,402,500. The terms of the JMB/Miami partnership agreement provide that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 50% share of capital contributions.

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

     The shopping center is managed by an affiliate of the Miami Venture Partner. The manager is paid an annual fee equal to 4-1/2% of the net operating income of the shopping center.

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

                   JMB INCOME PROPERTIES, LTD. - XIII
                         (A LIMITED PARTNERSHIP)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership owns a interest in 74.9% of the Adams/Wabash Limited Partnership. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership.

Any distributable cash flow in excess of the Partnership's preferred return will be distributed to the partners in accordance with their respective ownership percentage interests in Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. The Partnership is expected to receive slightly below its preferred return for 1995.


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


(5)  PARTNERSHIP AGREEMENT

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to the sum of (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $3,818,000 of disbursable cash and approximately $618,000 of sale proceeds have been deferred by the General Partners.


(6)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners. In December 1994, one of the affiliate property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to such affiliated property manager's assets is acting as the property manager of the Fountain Valley and Cerritos Industrial Park investment properties after the sale on the same terms that existed prior to the sale.

                   JMB INCOME PROPERTIES, LTD. - XIII
                         (A LIMITED PARTNERSHIP)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                            Unpaid at
                                                            March 31,
                                     1995        1994         1995
                                   -------      ------    -------------
Property management
 fees . . . . . . . . . . . .      $18,418      50,149           --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses . . . . . . . . . .        1,015         622           --
                                   -------      ------         ------

                                   $19,433      50,771           --
                                   =======      ======         ======

     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1995 were approximately $18,418, all of which have been paid.

     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. All amounts deferred or currently payable do not bear interest.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership's investment properties. The amount of such salaries and direct expenses aggregated $43,573 and $128,794 for the three months ended March 31, 1995 and the twelve months ended December 31, 1994, respectively, all of which has been paid as of March 31, 1995.


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the First Financial and JMB/Miami ventures for the three months ended March 31, 1995 and 1994 is as follows:

                                            1995             1994
                                        ----------        ----------
Total income. . . . . . . . . .         $4,771,118         4,638,979
                                        ==========        ==========
Net earnings. . . . . . . . . .         $  761,517           539,037
                                        ==========        ==========
Net earnings to
 Partnership. . . . . . . . . .         $  159,793           126,204
                                        ==========        ==========

                   JMB INCOME PROPERTIES, LTD. - XIII
                         (A LIMITED PARTNERSHIP)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $11,698,000. Such funds and short-term investments of approximately $3,095,000 are available for future distributions to partners, working capital requirements and to make additional investments in the venture which owns the First Financial Plaza Office Building as described in Note 3(b). As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $343,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $822,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to an increase in cash flow from operations at certain of the Partnership's properties, the Partnership has increased its quarterly cash flow distribution to partners effective with the third quarter of 1994 from $10 per limited Partnership interest ("Interest") to $11 per Interest. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     From 1995 through 1997, leases at the Cerritos Industrial Park representing 95% of the rentable square footage are scheduled to expire, not all of which are expected to renew. In February 1994, True Form (42,750 square feet or 22% of the gross leasable area), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It is unlikely that the Partnership will fully collect the approximately $80,000 owed by True Form as of the date of the bankruptcy filing. True Form's lease which originally expired in June 1995, was converted to a month to month lease after True From rejected the lease in bankruptcy. However, the tenant remains in operation and is current with respect to its ongoing monthly rental obligations as of the date of this report. The Partnership is finalizing negotiations for a new lease with True Form's successor in bankruptcy. However, there can be no assurance that such lease will be consummated.

     The Fountain Valley Industrial Park currently operates in a sub-market with industrial vacancy rates of approximately 16%. Fountain Valley is currently 92% leased (including temporary tenants) and occupied. In 1995 and 1996, leases representing 23% and 11%, respectively, of the leasable square footage at Fountain Valley are scheduled to expire, not all of which are expected to be renewed. The Partnership is examining the possible redevelopment of portions of the park to retail use as a result of the City of Fountain Valley designating a redevelopment zone which includes the property. The Partnership is commencing discussions with several large national retail tenants who have expressed interest in the Fountain Valley property.

     Currently, as industrial leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely be at rental rates less than the rates on existing leases entered into prior to 1993. Although the previous decline in rental rates stabilized in 1994 and vacancy rates have declined, the supply of industrial space continues to cause significant competition for tenants, although there is generally a decrease in time required to re-lease tenant space in these markets. In addition, new leases continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. As pre-1993 leases expire, the expected decline in rental rates and the costs incurred upon releasing will result in a decrease in cash flow from operations from these properties over the near term. Fountain Valley incurred minimal damage and Cerritos incurred no damage as a result of the earthquake in southern California on January 17, 1994.

     In February 1994, the Partnership extended to March 1, 2001 and increased the first mortgage loan in the principal amount to $11,200,000, which is secured by the Fountain Valley and Cerritos Industrial Parks. After payment of costs and fees related to the re-financing, there were no distributable proceeds from the loan extension.

     The Rivertree Court Shopping Center operates in a market which is experiencing significant growth in the commercial and residential sectors. The growth in the area is expected to continue in the next several years. In August 1994, Office Depot reopened the approximately 26,000 square foot store previously occupied by Filene's Basement which had closed in January 1994. Under the terms of the assignment of the Filene's lease, Office Depot has continued to pay rent on the space pursuant to the terms of the lease. In August 1992, Phar-Mor (which occupied approximately 14% of the center) filed for protection under Chapter 11 of the United States Bankruptcy Code. The Phar-Mor store continued to operate and pay rent under its lease obligation until it closed the store in October 1994. Phar-Mor assigned its lease in bankruptcy to TJX Home Goods, which opened a
store in the premises in April 1995.   Under the terms of the assignment of
the Phar-Mor lease, Home Goods has continued to pay rent on the space pursuant to the terms of the lease. In conjunction with the assignment, the Partnership received approximately $125,000 of pre-petition indebtedness owed by Phar-Mor.

     West Dade joint venture, which owns the Miami International Mall, sold a 4 acre outparcel of land in December 1994 for a net sales price of approximately $1,466,000 after certain selling costs, of which the Partnership's share was approximately $367,000. For financial reporting purposes, West Dade has recognized a gain in 1994 of approximately $1,195,000, of which the Partnership's share is approximately $299,000.
For income tax purposes, West Dade has recognized a gain in 1994 of approximately $985,000, of which the Partnership's share is a gain of approximately $274,000. During the third quarter of 1992, the Miami International Mall experienced storm damage caused by Hurricane Andrew.
All repairs necessary to continue operations and replacement of the landscaping have been completed and West Dade was fully reimbursed (subject to deductibles) in 1994 by insurance proceeds for such repairs.

     At March 31, 1995, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 94% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular are showing signs of strengthening as vacancy rates decrease and rental rates stabilize.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino has retained a structural engineer to perform the testing. Results of the initial testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. Encino's structural engineer has informed Encino that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, will be approximately $1,000,000 (of which the Partnership's share is approximately $375,000).

     The mortgage note secured by the First Financial Plaza office building is scheduled to mature in November 1995. Although the venture has had preliminary discussions with the lender regarding an extension of this loan, there can be no assurance that such an extension or any alternative financing for all or substantially all of the mortgage loan can be obtained at maturity. The venture is also examining a possible sale of the property should a refinancing not take place. There can be no assurance that a sale of the property will occur. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, Encino, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (of which approximately $2,428,000 is allocated to the Partnership), all of which is allocable to First Financial joint venture. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino Venture be unable to extend or refinance the mortgage loan at maturity.

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

     In accordance with the subordination requirements of the Partnership Agreement (Note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $4,319,000 at March 31, 1995. All amounts deferred or currently payable do not bear interest.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As we have reported previously, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as short-term investments at December 31, 1994 and the majority of the Partnership's investments in U.S. Government obligations classified as cash equivalents at March 31, 1995. Reference is made to Note 1.

     The decrease in rents and other receivables, at March 31, 1995 as compared to December 31, 1994, is primarily due to the timing of rental collections at certain of the Partnership's investment properties.

     The decrease in prepaid expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes from escrow at the Fountain Valley and Cerritos Industrial Parks.

     The decrease in investment in unconsolidated ventures as of March 31, 1995 as compared to December 31, 1994 is primarily due to the receipt by the Partnership of distributions from West Dade.

     The increase in accounts payable, at March 31, 1995 as compared to December 31, 1994, is primarily due to the timing of operating expenses at certain of the Partnership's properties.

     The increase in rental income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due mainly to an increase in parking revenue at Adams/Wabash Self Park and to the Partnership's share of the contingent revenue collected from Fry's Electronics at the Fountain Valley Industrial Park.

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to the increase in the Partnership's average balance in U.S. Government obligations and higher rates earned in 1995.


PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                                  1994                                1995
                                   -------------------------------------   ------------------------------
                                     At         At         At        At      At       At      At      At
                                    3/31       6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----       ----       ----     -----    ----     ----   -----   -----
1. First Financial Plaza
    Encino (Los Angeles),
    California. . . . . . . . . . 84%(1)     91%(1)     89%(1)    89%(1)  89%(1)
2. Miami International Mall
    Miami, Florida. . . . . . . .    98%        96%        97%       93%     89%
3. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois. . . . . . . . . . . 88%(2)     89%(2)        98%    85%(3)  85%(3)
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California. . . . . . . . . .    85%        85%        91%      100%     92%
5. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California. . . . . . . . . .   100%       100%       100%      100%    100%
6. Adams/Wabash Self Park
    Chicago, Illinois . . . . . .    *          *          *         *       *

- ---------------
     An asterisk indicates that the property is a parking garage and occupancy information is not applicable.
However, the approximate occupancy level for the retail portion of the structure as of March 31, 1995 is 45%.

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

     (3)  The percentage represents physical occupancy.  Phar-Mor (40,560 square feet) vacated its space in
October 1994.  However, its lease has been assigned to TJX Home Goods, Inc. which opened its store April 27, 1995.


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


                JMB INCOME PROPERTIES, LTD. - XIII

                BY:  JMB Realty Corporation
                     (Managing General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: May 11, 1995