Form 10-Q
period 1995-06-30
JMB INCOME PROPERTIES LTD XIII
filed 1995-08-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995     Commission file number 000-19496




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     16




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     20

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     21

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $    612,739    5,011,101
  Short-term investments (note 1). . . . . . . . . . . . . . .     14,357,797    9,214,950
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $26,203 in 1995 and
    $113,018 in 1994). . . . . . . . . . . . . . . . . . . . .        575,733      830,693
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         37,794       65,928
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        250,246       99,877
                                                                 ------------ ------------
        Total current assets . . . . . . . . . . . . . . . . .     15,834,309   15,222,549
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,566,702   23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . . .     75,166,541   75,093,333
                                                                 ------------ ------------
                                                                   98,733,243   98,660,035
  Less accumulated depreciation. . . . . . . . . . . . . . . .     15,359,652   14,115,282
                                                                 ------------ ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     83,373,591   84,544,753
Investment in unconsolidated ventures,
  at equity (notes 3(b), 3(c) and 7) . . . . . . . . . . . . .      6,444,711    7,072,275
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        839,055      894,654
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,544,202    1,437,721
                                                                 ------------ ------------
                                                                 $108,035,868  109,171,952
                                                                 ============ ============
                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . .   $    282,341      272,721
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        446,017      202,356
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        197,571      198,382
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,342,292    1,231,227
                                                                 ------------ ------------
        Total current liabilities. . . . . . . . . . . . . . .      2,268,221    1,904,686
Tenant security deposits . . . . . . . . . . . . . . . . . . .        329,540      340,213
Long-term debt, less current portion . . . . . . . . . . . . .     26,293,932   26,436,573
                                                                 ------------ ------------
Commitments and contingencies (notes 1, 3 and 5)

        Total liabilities. . . . . . . . . . . . . . . . . . .     28,891,693   28,681,472
                                                                 ------------ ------------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings. . . . . . . . . . . . . . . . .        688,400      626,763
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,311,809)  (1,233,777)
                                                                 ------------ ------------
                                                                     (603,409)    (587,014)
                                                                 ------------ ------------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings. . . . . . . . . . . . . . . . .     21,780,349   20,301,059
      Cumulative cash distributions. . . . . . . . . . . . . .    (55,774,080) (52,964,880)
                                                                 ------------ ------------
                                                                   79,747,584   81,077,494
                                                                 ------------ ------------
        Total partners' capital accounts (deficits). . . . . .     79,144,175   80,490,480
                                                                 ------------ ------------
                                                                 $108,035,868  109,171,952
                                                                 ============ ============

                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 2,569,806    2,841,881   5,335,285    5,482,213
  Interest income. . . . . . . . . . . . .     224,411      108,933     418,355      211,239
                                           -----------   ---------- -----------   ----------
                                             2,794,217    2,950,814   5,753,640    5,693,452
                                           -----------   ---------- -----------   ----------

Expenses:
  Mortgage and other interest. . . . . . .     593,165      597,877   1,187,510    1,205,423
  Depreciation . . . . . . . . . . . . . .     622,185      622,174   1,244,370    1,244,348
  Property operating expenses. . . . . . .     776,022      822,744   1,669,915    1,711,107
  Professional services. . . . . . . . . .      50,282       52,476     137,416      133,123
  Amortization of deferred
    expenses . . . . . . . . . . . . . . .      52,081       51,215     102,679       98,942
  General and administrative . . . . . . .      83,086       36,552     137,009      110,840
                                           -----------   ---------- -----------   ----------
                                             2,176,821    2,183,038   4,478,899    4,503,783
                                           -----------   ---------- -----------   ----------

        Operating earnings . . . . . . . .     617,396      767,776   1,274,741    1,189,669

Partnership's share of operations
  from unconsolidated ventures
  (notes 3(b), 3(c) and 7) . . . . . . . .     106,393       97,118     266,186      223,322
                                           -----------   ---------- -----------   ----------

        Net earnings . . . . . . . . . . . $   723,789      864,894   1,540,927    1,412,991
                                           ===========   ========== ===========   ==========
                             JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------

        Net earnings per limited
          partnership interest
          (note 1) . . . . . . . . . . . . $      5.49         6.57       11.70        10.73
                                           ===========   ========== ===========   ==========

        Cash distributions per
          limited partnership
          interest (note 1). . . . . . . . $     11.00        10.00       22.00        20.00
                                           ===========   ========== ===========   ==========

























                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                          (UNAUDITED)


                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,540,927     1,412,991
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,244,370     1,244,348
    Amortization of deferred expenses. . . . . . . . . . . . . . .     102,679        98,942
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .    (266,186)     (223,322)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     254,960        81,960
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      28,134        52,389
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .    (106,481)     (112,368)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     243,661        21,515
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (811)      (13,003)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .       --          (24,367)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .     111,065       268,852
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (10,673)      (29,493)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .    (150,369)     (180,761)
                                                                  ------------   -----------
          Net cash provided by operating activities. . . . . . . .   2,991,276     2,597,683
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .  (5,142,847)    5,143,553
  Additions to investment properties . . . . . . . . . . . . . . .     (73,208)      (44,663)
  Partnership's distributions from unconsolidated ventures
    and proceeds from sale of investment property. . . . . . . . .     893,750       950,000
  Partnership's contributions to unconsolidated ventures . . . . .       --          (24,630)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (47,080)      (99,720)
                                                                  ------------   -----------
          Net cash provided by (used in) investing activities. . .  (4,369,385)    5,924,540
                                                                  ------------   -----------

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (133,021)      (62,412)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (2,809,200)   (2,553,818)
  Distributions to general partners. . . . . . . . . . . . . . . .     (78,032)      (70,940)
                                                                  ------------   -----------
          Net cash used in financing activities. . . . . . . . . .  (3,020,253)   (2,687,170)
                                                                  ------------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .  (4,398,362)    5,835,053

          Cash and cash equivalents, beginning of year . . . . . .   5,011,101     1,301,466
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$    612,739     7,136,519
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  1,188,321     1,218,426
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt (note 4):
      Proceeds of new debt . . . . . . . . . . . . . . . . . . . .$      --       11,200,000
      Retirement of old debt . . . . . . . . . . . . . . . . . . .       --      (11,000,000)
      Deferred mortgage costs. . . . . . . . . . . . . . . . . . .       --          (69,531)
      Funding of escrow. . . . . . . . . . . . . . . . . . . . . .       --         (130,469)
                                                                  ------------   -----------
          Net proceeds from refinancing of
            long-term debt . . . . . . . . . . . . . . . . . . . .$      --            --
                                                                  ============   ===========










                 See accompanying notes to consolidated financial statements.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1995 AND 1994

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

     The net effect of these items is summarized as follows for the six months ended June 30:

                        1995                  1994
             -----------------------  --------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------

Net earnings . .$1,540,927 1,656,550   1,412,991 1,660,187
Net earnings
 per limited
 partnership
 interest. . . .$    11.70     12.58       10.73     12.61
                ========== =========   ========= =========

     The net earnings per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($98,775 and $5,024,751 at June 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial properties, an office complex and a parking/retail structure. All of the properties owned at June 30, 1995 were operating.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1995 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,821,000 through June 30, 1995. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     The first mortgage loan on the property matures November 1, 1995. First Financial, on Encino's behalf, continues to discuss the terms of a possible extension or renegotiation of the mortgage loan with the existing lender upon such maturity. Encino has entered into a commitment letter with the existing lender to extend substantially all of the mortgage loan upon such maturity for a two year period. There can be no assurance that the loan will be extended on these or any other terms. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, the Encino venture, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (approximately $2,428,000 is allocable to the Partnership), all of which is allocable to First Financial. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon a then estimated sales price should the Encino venture be unable to extend or refinance the mortgage loan at maturity.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. Encino's structural engineer informed Encino that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs will be approximately $1,000,000 (of which the Partnership's share is approximately $375,000). Encino expects to complete testing and commence such repairs in August 1995 and it expects them to be completed by the end of 1995.

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

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership owns a 74.9% interest in the Adams/Wabash Limited Partnership. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership.

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


(5)  PARTNERSHIP AGREEMENT

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to the sum of (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $3,935,000 of disbursable cash and approximately $618,000 of sale proceeds have been deferred by the General Partners.


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

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                   June 30,
                               1995      1994        1995
                             -------   -------   -------------
Property management
 fees. . . . . . . . . . .   $54,597   101,473           --
Insurance commissions. . .     4,604     7,811           --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .     1,718       769           106
                             -------   -------        ------

                             $60,919   110,053           106
                             =======   =======        ======

     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the six months ended June 30, 1995 were approximately $54,597, all of which have been paid.

     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. All amounts deferred or currently payable do not bear interest.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership's investment properties. The amount of such salaries and direct expenses aggregated $75,792 and $128,794 for the six months ended June 30, 1995 and the twelve months ended December 31, 1994, respectively, all of which has been paid as of June 30, 1995.

     Subsequent to June 30, 1995, the Managing General Partner of the Partnership has determined to use an independent third party or parties to perform certain of these administrative services beginning in late 1995. Use of a third party, rather than reimbursement to the Managing General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.


              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the First Financial and JMB/Miami ventures for the six months ended June 30, 1995 and 1994 is as follows:

                                      1995          1994
                                  ----------     ----------
Total income . . . . . . .        $9,447,691      9,146,251
                                  ==========     ==========

Operating earnings . . . .        $1,387,018        979,791
                                  ==========     ==========

Net earnings . . . . . . .        $1,387,018        979,791
                                  ==========     ==========
Net earnings to
 Partnership . . . . . . .        $  266,186        223,322
                                  ==========     ==========


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $613,000. Such funds and short-term investments of approximately $14,358,000 are available for future distributions to partners, working capital requirements and to make additional investments in the venture which owns the First Financial Plaza Office Building as described below and in Note 3(b). As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $441,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $681,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to an increase in cash flow from operations at certain of the Partnership's properties, the Partnership increased its quarterly cash flow distribution to partners effective with the third quarter of 1994 from $10 per limited partnership interest ("Interest") to $11 per Interest. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     From 1995 through 1997, leases at the Cerritos Industrial Park representing 75% of the rentable square footage are scheduled to expire, not all of which are expected to renew. In February 1994, True Form (42,750 square feet or 22% of the gross leasable area), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. It is unlikely that the Partnership will fully collect the approximately $80,000 owed by True Form as of the date of the bankruptcy filing. The Partnership entered into a new lease with True Form's successor in bankruptcy, TFI Acquisition, Inc., in May, 1995.

     The Fountain Valley Industrial Park currently operates in a sub-market with industrial vacancy rates of approximately 10%. Fountain Valley is currently 92% leased (including temporary tenants) and occupied. In 1995 and 1996, leases representing 23% and 11%, respectively, of the leasable square footage at Fountain Valley are scheduled to expire, not all of which are expected to be renewed. The Partnership is examining the possible redevelopment of the park to retail use (including the possible use of Partnership funds and/or alternative financing sources) as a result of the City of Fountain Valley designating a redevelopment zone which includes the property. The Partnership has commenced discussions with several large national retail tenants who have expressed interest in the Fountain Valley property.

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

     The Rivertree Court Shopping Center operates in a market which is experiencing significant growth in the commercial and residential sectors. The growth in the area is expected to continue in the next several years. In August 1994, Office Depot reopened the approximately 26,000 square foot store previously occupied by Filene's Basement which had closed in January 1994. Under the terms of the assignment of the Filene's lease, Office Depot has continued to pay rent on the space pursuant to the terms of the lease. In August 1992, Phar-Mor (which occupied approximately 14% of the center) filed for protection under Chapter 11 of the United States Bankruptcy Code. The Phar-Mor store continued to operate and pay rent under its lease obligation until it closed the store in October 1994. Phar-Mor assigned its lease in bankruptcy to Home Goods, which opened in
April 1995.   Under the terms of the assignment of the Phar-Mor lease, Home
Goods continues to pay rent on the space pursuant to the terms of the lease. In conjunction with the assignment, the Partnership received approximately $125,000 of pre-petition indebtedness owed by Phar-Mor.

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

     At June 30, 1995, the First Financial Plaza office building is approximately 86% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 92% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular are showing signs of strengthening as vacancy rates decrease and rental rates stabilize.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicate that some of the building's joint weldings have suffered damage which, in accordance with the recently enacted ordinance, must be repaired. Encino's structural engineer informed Encino that the damage detected does not pose a life safety risk for the building's tenants. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, will be approximately $1,000,000 (of which the Partnership's share is approximately $375,000). Encino expects to complete testing and commence such repairs in August 1995 and expects them to be completed by the end of 1995.

     The mortgage note secured by the First Financial Plaza office building is scheduled to mature in November 1995. The venture continues to hold discussions with the lender regarding an extension and modification of this loan. The lender has indicated a willingness to extend the mortgage loan two years and reduce the interest rate provided that the joint venture agrees to pay down the loan in the amount of $4 million. However, there can be no assurance that such an extension or any alternative financing for all or substantially all of the mortgage loan can be obtained at maturity. The venture is examining a possible sale of the property should a loan extension not take place. There can be no assurance that a sale of the property will occur. Based upon such uncertainty, Encino may not be able to recover the net carrying value of the investment property through future operations or sale. Accordingly, Encino, as a matter of prudent accounting practice, has made a provision for value impairment of approximately $6,475,000, (of which approximately $2,428,000 is allocated to the Partnership), all of which is allocable to First Financial joint venture. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the property based upon an estimated sales price should the Encino Venture be unable to extend or refinance the mortgage loan at maturity.

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

     In accordance with the subordination requirements of the Partnership Agreement (Note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $4,553,000 at June 30, 1995. All amounts deferred or currently payable do not bear interest.

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

     Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as short-term investments at June 30, 1995 and a portion of the Partnership's investments in U.S. Government obligations classified as cash equivalents at December 31, 1994. Reference is made to
Note 1.

     The decrease in interest, rents and other receivables, at June 30, 1995 as compared to December 31, 1994, is primarily due to the timing of rental collections at certain of the Partnership's investment properties.

     The decrease in prepaid expenses at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes from escrow at the Fountain Valley and Cerritos Industrial Parks.

     The decrease in investment in unconsolidated ventures as of June 30, 1995 as compared to December 31, 1994 is primarily due to the receipt by the Partnership of distributions from West Dade.

     The increase in accounts payable, at June 30, 1995 as compared to December 31, 1994, is primarily due to the timing of payment of operating expenses at certain of the Partnership's properties.

     The decrease in rental income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due to lower effective tenant rents upon renewal at certain of the Partnership's investment properties, as discussed above.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due to the increase in the Partnership's average balance in U.S. Government obligations and higher rates earned in 1995.


PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. First Financial Plaza
    Encino (Los Angeles),
    California . . . . . . . 84%(1)   91%(1)   89%(1)    89%(1) 89%(1) 86%(1)
2. Miami International Mall
    Miami, Florida . . . . .    98%      96%      97%       93%    89%    91%
3. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois . . . . . . . . 88%(2)   89%(2)      98%    85%(3) 85%(3)    96%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California . . . . . . .    85%      85%      91%      100%    92%    92%
5. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .   100%     100%     100%      100%   100%   100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . .    *        *        *         *      *      *

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

     (3)  The percentage represents physical occupancy.  Phar-Mor (40,560 square feet) vacated its space in
October 1994.  However, its lease has been assigned to Home Goods, Inc. which opened its store April 27, 1995.

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


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:August 9, 1995