Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD XIII
filed 1995-11-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995    Commission file #000-19496




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     16




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     21

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  9,545,735    5,011,101
  Short-term investments (note 1). . . . . . . . . . . . . . .      5,285,823    9,214,950
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $29,047 in 1995 and
    $113,018 in 1994). . . . . . . . . . . . . . . . . . . . .        571,632      830,693
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        109,270       65,928
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        211,555       99,877
                                                                 ------------ ------------
        Total current assets . . . . . . . . . . . . . . . . .     15,724,015   15,222,549
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,336,622   23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . . .     69,446,953   75,093,333
                                                                 ------------ ------------
                                                                   90,783,575   98,660,035
  Less accumulated depreciation. . . . . . . . . . . . . . . .     15,981,631   14,115,282
                                                                 ------------ ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     74,801,944   84,544,753
Investment in unconsolidated ventures,
  at equity (notes 3(b), 3(c) and 7) . . . . . . . . . . . . .      6,420,469    7,072,275
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        642,174      894,654
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,597,443    1,437,721
                                                                 ------------ ------------
                                                                 $ 99,186,045  109,171,952
                                                                 ============ ============

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . .   $    287,540      272,721
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        352,979      202,356
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        197,154      198,382
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,324,254    1,231,227
                                                                 ------------ ------------
        Total current liabilities. . . . . . . . . . . . . . .      2,161,927    1,904,686
Tenant security deposits . . . . . . . . . . . . . . . . . . .        336,222      340,213
Long-term debt, less current portion . . . . . . . . . . . . .     26,220,360   26,436,573
                                                                 ------------ ------------
Commitments and contingencies (notes 1, 3 and 5)

        Total liabilities. . . . . . . . . . . . . . . . . . .     28,718,509   28,681,472
                                                                 ------------ ------------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings. . . . . . . . . . . . . . . . .        399,079      626,763
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,350,827)  (1,233,777)
                                                                 ------------ ------------
                                                                     (931,748)    (587,014)
                                                                 ------------ ------------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings. . . . . . . . . . . . . . . . .     14,836,649   20,301,059
      Cumulative cash distributions. . . . . . . . . . . . . .    (57,178,680) (52,964,880)
                                                                 ------------ ------------
                                                                   71,399,284   81,077,494
                                                                 ------------ ------------
        Total partners' capital accounts (deficits). . . . . .     70,467,536   80,490,480
                                                                 ------------ ------------
                                                                 $ 99,186,045  109,171,952
                                                                 ============ ============


                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ---------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ----------  ----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 2,961,759    3,129,147   8,297,044    8,611,360
  Interest income. . . . . . . . . . . . .     225,281      152,836     643,636      364,075
                                           -----------   ----------  ----------   ----------
                                             3,187,040    3,281,983   8,940,680    8,975,435
                                           -----------   ----------  ----------   ----------

Expenses:
  Mortgage and other interest. . . . . . .     591,880      596,722   1,779,390    1,802,145
  Depreciation . . . . . . . . . . . . . .     621,979      622,175   1,866,349    1,866,523
  Property operating expenses. . . . . . .     911,169      975,236   2,581,084    2,686,343
  Professional services. . . . . . . . . .       5,301        2,060     142,717      135,183
  Amortization of deferred
    expenses . . . . . . . . . . . . . . .      51,338       54,639     154,017      153,581
  General and administrative . . . . . . .     140,078       49,400     277,087      160,240
  Provision for value impairment
    (Note 2) . . . . . . . . . . . . . . .   8,200,000        --      8,200,000        --
                                           -----------   ----------  ----------   ----------
                                            10,521,745    2,300,232  15,000,644    6,804,015
                                           -----------   ----------  ----------   ----------

        Operating earnings (loss). . . . .  (7,334,705)     981,751  (6,059,964)   2,171,420

Partnership's share of operations
  from unconsolidated ventures
  (notes 3(b), 3(c) and 7) . . . . . . . .     101,684      142,478     367,870      365,800
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $(7,233,021)   1,124,229  (5,692,094)   2,537,220
                                           ===========   ==========  ==========   ==========

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------

        Net earnings (loss) per
          limited partnership
          interest (note 1). . . . . . . . $    (54.93)        8.54      (43.23)       19.27
                                           ===========   ==========  ==========   ==========

        Cash distributions per
          limited partnership
          interest (note 1). . . . . . . . $     11.00        10.00       33.00        30.00
                                           ===========   ==========  ==========   ==========

























                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)


                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $(5,692,094)    2,537,220
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,866,349     1,866,523
    Amortization of deferred expenses. . . . . . . . . . . . . . .     154,017       153,581
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .     653,381       779,200
    Provision for value impairment . . . . . . . . . . . . . . . .   8,200,000         --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     259,061       190,822
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     (43,342)      (40,409)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .    (159,722)     (168,552)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     150,623       (58,934)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (1,228)      (13,391)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .       --           23,003
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      93,027       101,728
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (3,991)      (27,553)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .    (111,678)     (284,506)
                                                                  ------------   -----------
          Net cash provided by operating activities. . . . . . . .   5,364,403     5,058,732
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .   3,929,127    (1,319,730)
  Additions to investment properties . . . . . . . . . . . . . . .    (203,300)      (86,618)
  Partnership's contributions to unconsolidated ventures . . . . .      (1,575)      (31,930)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (21,777)     (200,497)
                                                                  ------------   -----------
          Net cash provided by (used in) investing activities. . .   3,702,475    (1,638,775)
                                                                  ------------   -----------

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (201,394)     (125,974)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (4,213,800)   (3,830,727)
  Distributions to general partners. . . . . . . . . . . . . . . .    (117,050)     (106,409)
                                                                  ------------   -----------
          Net cash used in financing activities. . . . . . . . . .  (4,532,244)   (4,063,110)
                                                                  ------------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .   4,534,634      (643,153)

          Cash and cash equivalents, beginning of year . . . . . .   5,011,101     1,301,466
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$  9,545,735       658,313
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  1,780,618     1,815,536
                                                                  ============   ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt (note 4):
      Proceeds of new debt . . . . . . . . . . . . . . . . . . . .$      --       11,200,000
      Retirement of old debt . . . . . . . . . . . . . . . . . . .       --      (11,000,000)
      Deferred mortgage costs. . . . . . . . . . . . . . . . . . .       --          (69,531)
      Funding of escrow. . . . . . . . . . . . . . . . . . . . . .       --         (130,469)
                                                                  ------------   -----------
          Net proceeds from refinancing of
            long-term debt . . . . . . . . . . . . . . . . . . . .$      --            --
                                                                  ============   ===========










                 See accompanying notes to consolidated financial statements.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1995 AND 1994

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

     The net effect of these items is summarized as follows for the nine months ended September 30:

                        1995                  1994
             -----------------------     -------------------------
                GAAP BASIS    TAX BASIS  GAAP BASIS   TAX BASIS
                ----------    ---------  ----------   ---------
Net earnings
 (loss). . . . .$(5,692,094)  2,706,921  2,537,220    2,490,281
Net earnings
 (loss) per
 limited
 partnership
 interest. . . .$    (43.23)      20.55     19.27         18.92
                ===========   ========= =========     =========

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($8,418,014 and $5,024,751 at September 30, 1995 and December 31,

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     As more fully discussed in note 2, due to the uncertainty of the Partnership's ability to recover the net carrying values of the Fountain Valley Industrial Park and Cerritos Industrial Park investment properties through future operations and sale, given the expected holding period not being in excess of 1999, as of September 30, 1995, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investments of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their estimated recoverable values.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated, but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

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

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures in the first period of implementation of SFAS 121. Nevertheless, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial properties, an office complex and a parking/retail structure. All of the properties owned at September 30, 1995 were operating.

     Currently, as industrial leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases entered into prior to 1993. Although the previous decline in rental rates stabilized in 1994 and vacancy rates have declined, the supply of industrial space continues to cause significant competition for tenants, although there is generally a decrease in time required to re-lease tenant space in these markets. In addition, new leases continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. As pre-1993 leases expire, the expected decline in rental rates and the costs incurred upon releasing will result in a decrease in cash flow from operations from these properties over the near term. Therefore, due to the uncertainty of the Partnership's ability to recover the net carrying values of the Fountain Valley Industrial Park and Cerritos Industrial Park investment properties through future operations and sale, given the expected holding period not being in excess of 1999, as of September 30, 1995, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investments of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their estimated recoverable values.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership has made capital contributions of approximately $56,821,000 through September 30, 1995. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

    (b)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with another partnership sponsored by the General Partner of the Partnership, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Encino Venture Partner"). Encino owns an office building in Encino (Los Angeles), California. First Financial was obligated to make an initial investment in the aggregate amount of $49,850,000 of which approximately $49,812,000 of such contributions have been made to Encino. First Financial does not anticipate further increasing its initial cash investment in Encino.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender have amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 is $24,970,148. This amount is comprised of the current outstanding principal portion of $28,970,148 on the original $30,000,000 note less the required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial, of which the Partnership's share is $1,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest, based on a 23 year amortization, will be $209,077.


     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which is allocable to First Financial. The Partnership's share of such provision to First Financial is approximately $2,428,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated recoverable value.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance have been completed as of October 1995. The current estimated total cost of such testing and repairs is approximately $900,000 (of which the Partnership's share is approximately $337,500).

     All of Encino's operating profits and losses before depreciation have been allocated to First Financial in 1995 and 1994.

     (c) JMB/Miami

     The Partnership acquired a 50% ownership interest in JMB/Miami which owns a 50% general partnership interest in West Dade County Associates ("West Dade") which owns the Miami International Mall in Miami, Florida (as more fully described in Note 3(d) of Notes to Financial Statements in the Partnership's 1994 Annual Report). The terms of the JMB/Miami partnership agreement provide that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 50% share of capital contributions. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

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

Any distributable cash flow in excess of the Partnership's preferred return will be distributed to the partners in accordance with their respective ownership percentage interests in Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. The Partnership is expected to receive slightly less than its preferred return for 1995. The garage manager is currently negotiating with the Palmer House Hotel to renew its exclusive parking agreement which expires December 31, 1995.


(4)  LONG-TERM DEBT REFINANCING

     In February 1994, the Partnership extended and increased the first mortgage loan, which is secured by the Fountain Valley and Cerritos Industrial Parks, to the principal amount of $11,200,000 with a maturity of March 1, 2001. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the loan extension. The Partnership continued to pay interest only at an annual rate of 8.83% on the original $11,000,000 principal balance through the effective date of the refinancing.


(5)  PARTNERSHIP AGREEMENT

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement,

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to the sum of (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $4,052,000 of disbursable cash and approximately $618,000 of sale proceeds have been deferred by the General Partners.


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

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                 September 30,
                               1995      1994        1995
                             -------   -------   -------------
Property management
 fees. . . . . . . . . . .   $80,182   158,828        8,382
Insurance commissions. . .     9,986     --            --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .     6,330     2,284        4,628
                             -------   -------       ------

                             $96,498   161,112       13,010
                             =======   =======       ======

     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the nine months ended September 30, 1995 were approximately $80,182, of which $8,382 has not been paid.

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

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership's investment properties. The amount of such salaries and direct expenses aggregated $189,121 and $128,794 for the nine months ended September 30, 1995 and the twelve months ended December 31, 1994, respectively, all of which has been paid as of September 30, 1995.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(7)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the First Financial and JMB/Miami ventures for the nine months ended September 30, 1995 and 1994 is as follows:

                                     1995           1994
                                 -----------     ----------
Total income . . . . . . .       $14,029,464     13,911,102
                                 ===========     ==========

Operating earnings . . . .       $ 2,009,491      1,674,088
                                 ===========     ==========

Net earnings . . . . . . .       $ 2,009,491      1,674,088
                                 ===========     ==========
Net earnings to
 Partnership . . . . . . .       $   367,870        365,800
                                 ===========     ==========


(8)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $9,546,000. Such funds and short-term investments of approximately $5,286,000 are available for future distributions to partners, working capital requirements and to make additional investments in the venture which owns the First Financial Plaza Office Building, including the partial paydown of principal in connection with the extension of the mortgage loan, as described below and in Note 3(b). As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $289,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $709,000.
Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to an increase in cash flow from operations at certain of the Partnership's properties, the Partnership increased its quarterly cash flow distribution to partners effective with the third quarter of 1994 from $10 per limited partnership interest ("Interest") to $11 per Interest. Starting in November 1995, in an effort to reduce partnership operating expenses, the Partnership has elected to make semi-annual, rather than quarterly, distributions of operating cash flow of $22 per Interest. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     The Fountain Valley Industrial Park currently operates in a sub-market with industrial vacancy rates of approximately 11%. Fountain Valley is currently 100% leased (including temporary tenants) and occupied. In 1995 and 1996, leases representing 23% and 10%, respectively, of the leasable square footage at Fountain Valley are scheduled to expire, not all of which are expected to be renewed. The Partnership is examining the possible redevelopment of the park to retail use (including the possible use of Partnership funds and/or alternative financing sources) as a result of the City of Fountain Valley designating a redevelopment zone which includes the property. The Partnership has commenced discussions with several large national retail tenants who have expressed interest in the Fountain Valley property. Recently, the Partnership entered into a non-binding letter of intent with a national retailer to take a significant portion of the space at the property, approximately 110,000 square feet of space at the property, should the redevelopment take place. The letter of intent is subject to numerous contingencies and may not result in a binding contract.

     Currently, as industrial leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely be at rental rates less than the rates on existing leases entered into prior to 1993. Although the previous decline in rental rates stabilized in 1994 and vacancy rates have declined, the supply of industrial space continues to cause significant competition for tenants, although there is generally a decrease in time required to re-lease tenant space in these markets. In addition, new leases continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. As pre-1993 leases expire, the expected decline in rental rates and the costs incurred upon releasing will result in a decrease in cash flow from operations from these properties over the near term. Therefore, due to the uncertainty of the Partnership's ability to recover the net carrying values of the Fountain Valley Industrial Park and Cerritos Industrial Park investment properties through future operations and sale, given the expected holding period not being in excess of 1999, as of September 30, 1995, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investments of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their estimated recoverable values.

     In February 1994, the Partnership extended to March 1, 2001 and increased the first mortgage loan in the principal amount to $11,200,000, which is secured by the Fountain Valley and Cerritos Industrial Parks. After payment of costs and fees related to the re-financing, there were no distributable proceeds from the loan extension.

     The Rivertree Court Shopping Center operates in a market which continues to experience significant growth in the commercial and residential sectors. The growth in the area is expected to continue in the next several years. In August 1994, Office Depot reopened the approximately 26,000 square foot store previously occupied by Filene's Basement which had closed in January 1994. Under the terms of the assignment of the Filene's lease, Office Depot has continued to pay rent on the space pursuant to the terms of the lease. In August 1992, Phar-Mor (which occupied approximately 14% of the center) filed for protection under Chapter 11 of the United States Bankruptcy Code. The Phar-Mor store continued to operate and pay rent under its lease obligation until it closed in October 1994. Phar-Mor assigned its lease in bankruptcy to Home
Goods, which opened in April 1995.   Under the terms of the assignment of
the Phar-Mor lease, Home Goods continues to pay rent on the space pursuant to the terms of the lease. In conjunction with the assignment, the Partnership received approximately $125,000 of pre-petition indebtedness owed by Phar-Mor.

     The Adams/Wabash garage manager is currently negotiating with the Palmer House Hotel to renew its exclusive parking agreement which expires December 31, 1995.

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

     At September 30, 1995, the First Financial Plaza office building is approximately 88% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 92% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular continue to show signs of strengthening as vacancy rates decrease and rental rates stabilize.

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender have amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 is $24,970,148. This amount is comprised of the current outstanding principal portion of $28,970,148 on the original $30,000,000 note less the required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial, of which the Partnership's share is $1,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest, based on a 23 year amortization, will be $209,077.

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which is allocable to First Financial. The Partnership's share of such provision to First Financial is approximately $2,428,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated recoverable value.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance have been completed as of October 1995. The current estimated total cost of such testing and repairs is approximately $900,000 (of which the Partnership's share is approximately $337,500).

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

     In accordance with the subordination requirements of the Partnership Agreement (Note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $4,670,000 at September 30, 1995. All amounts deferred or currently payable do not bear interest.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership will also seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), bearing unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to approximately $8,418,000 of the Partnership's U.S. Government obligations being classified as cash equivalents at September 30, 1995 whereas approximately $5,025,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The decrease in interest, rents and other receivables, at September 30, 1995 as compared to December 31, 1994, is primarily due to the timing of rental collections at certain of the Partnership's investment properties.

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of real estate taxes from escrow at the Fountain Valley and Cerritos Industrial Parks.

     The decrease in land, buildings and improvements and deferred expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the provision for value impairment recorded at September 30, 1995 for both the Fountain Valley and Cerritos Industrial Park investment properties. Reference is made to Note 2.

     The decrease in investment in unconsolidated ventures at September 30, 1995 as compared to December 31, 1994 is primarily due to the receipt by the Partnership of distributions from West Dade.

     The increase in accounts payable, at September 30, 1995 as compared to December 31, 1994, is primarily due to the timing of payment of operating expenses at certain of the Partnership's properties.

     The decrease in rental income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due to lower effective tenant rents upon renewal at certain of the Partnership's investment properties, as discussed above. The decrease in rental income for the three months ended September 30, 1995 was partially offset by an increase in seasonal parking income at the Adams/Wabash investment property.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due to the increase in the Partnership's average balance in U.S. Government obligations and higher rates earned in 1995.

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partner in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 6.

     The provision for value impairment for the three and nine months ended September 30, 1995 is due to the provision for value impairment recorded at September 30, 1995 for both the Fountain Valley and Cerritos Industrial Park investment properties. Reference is made to Note 2.


PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. First Financial Plaza
    Encino (Los Angeles),
    California . . . . . . . 84%(1)   91%(1)   89%(1)    89%(1) 89%(1) 86%(1)  88%(1)
2. Miami International Mall
    Miami, Florida . . . . .    98%      96%      97%       93%    89%    91%     90%
3. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois . . . . . . . . 88%(2)   89%(2)      98%    85%(3) 85%(3)    96%     95%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California . . . . . . .    85%      85%      91%      100%    92%    92%    100%
5. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .   100%     100%     100%      100%   100%   100%    100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . .    *        *        *         *      *      *       *

---------------
     An asterisk indicates that the property is a parking garage and occupancy information is not applicable.
However, the approximate occupancy level for the retail portion of the structure as of June 30, 1995 is 45%.

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


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:November 9, 1995