Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD XIII
filed 1996-03-29
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995      Commission file no. 000-19496



              JMB INCOME PROPERTIES, LTD. - XIII
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)



         Illinois                 36-3426137
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois  60611
(Address of principal executive office)(Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference: None


                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   5

Item 3.    Legal Proceedings . . . . . . . . . . .   8

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   8

PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   8

Item 6.    Selected Financial Data . . . . . . . .   9

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  15

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  21

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  48


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  48

Item 11.   Executive Compensation. . . . . . . . .  51

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  52

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  53


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  53


SIGNATURES . . . . . . . . . . . . . . . . . . . .  55












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

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation, and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the
Partnership's business taken as a whole.   Pursuant to the Partnership
Agreement, the Partnership is required to terminate no later than October 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs no later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:




                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------     ---------------------
1. Mid Rivers Mall
    St. Peters
    (St. Louis),
    Missouri . . . .      323,100    12/12/86        1/30/92            Fee ownership of land and
                           sq.ft.                                       improvements (through
                           g.l.a.                                       joint venture partnerships)
2. First Financial Plaza
    Office Building
    Encino
    (Los Angeles),
    California . . .      216,000     5/20/87          8%               Fee ownership of land and
                           sq.ft.                                       improvements (through
                           n.r.a.                                       joint venture partnerships)
                                                                        (c)
3. Miami International
    Mall
    Miami, Florida .      967,300     1/1/88           11%              Fee ownership of land and
                           sq.ft.                                       improvements (through
                           g.l.a.                                       joint venture partnerships)
                                                                        (c)
4. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois . . . .      297,000    10/20/88          23%              Fee ownership of land and
                           sq.ft.                                       improvements (b)(d)
                           g.l.a.
5. Fountain Valley
    Industrial Park
    Industrial Buildings
    Fountain Valley
    (Los Angeles),
    California . . .      393,100     11/1/88          16%              Fee ownership of land and
                           sq.ft.                                       improvements (b)(d)
                            b.a.


                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------     ---------------------

6. Cerritos Industrial
    Park Industrial
    Buildings
    Cerritos
    (Los Angeles),
    California . . .      197,100     11/1/88          7%               Fee ownership of land and
                           sq.ft.                                       improvements (b)
                            b.a.
7. Adams/Wabash
    Self Park
    Chicago, Illinois  671 spaces and 10/1/90          25%              Fee ownership of land and
                           28,800                                       improvements (through
                           sq.ft.                                       joint venture partnership)
                           n.r.a.                                       (c)



-----------------------

     (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

     (d) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     (e) Reference is made to Item 8 - Schedule III filed with the annual report for further information concerning real estate taxes and depreciation.



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

     In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 6 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated properties as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                               1994                         1995
                                ------------------------------------------------------------
                     Principal        At     At     At     At      At     At     At     At
                     Business        3/31   6/30   9/30  12/31    3/31   6/30   9/30  12/31
                     -------------   ----   ----   ----  -----    ----   ----  -----  -----
1. First Financial
    Plaza
    Encino (Los
    Angeles),
    California (1)   University/
                     Bank/Housing
                     Developer        84%    91%    89%    89%     89%    86%    88%    89%
2. Miami Interna-
    tional Mall
    Miami, Florida   Retail           98%    96%    97%    93%     89%    91%    90%    94%
3. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),                       (2)    (2)           (3)     (3)
    Illinois . . .   Retail           88%    89%    98%    85%     85%    96%    95%    99%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California . .   Retail/Light
                     ing Systems
                     Manufacturer/
                     Nuts and Bolts
                     Distributor      85%    85%    91%   100%     92%    92%   100%    88%
5. Cerritos
    Industrial Park
    Cerritos
    (Los Angeles),
    California . .   Aircraft Parts
                     Manufacturer/
                     Spa Manufac-
                     turer/Tire
                     Distributor     100%   100%   100%   100%    100%   100%   100%   100%
6. Adams/Wabash
    Self Park
    Chicago,
    Illinois . . .   Parking Garage    *      *      *      *       *      *      *      *


--------------------

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable. However, the approximate occupancy level for the retail portion of the structure as of December 31, 1995 is 45%.

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

     (3) The percentage represents physical occupancy. Phar-Mor (40,560 square feet or 14% of the property) vacated its space in October 1994 upon assigning its lease to TJX Companies, Inc. TJX opened its HomeGoods Store in April 1995 and subsequently vacated its space in January 1996. In December 1995, the HomeGoods Store lease was assigned to Best Buy Company, Inc. for possession on February 1, 1996.


     Reference is made to Item 6, Item 7 and Note 6 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during fiscal years 1995 and 1994.




                            PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 9,125 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 for a discussion of cash distributions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                   YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$ 12,545,834   11,984,676  12,292,002   11,140,476  10,134,959
                      ============ ======================== ============ ===========
Operating earnings
 (loss). . . . . . . .$ (4,938,478)   2,853,977   3,179,510    2,206,794     836,374
Partnership's share of
 operations of uncon-
 solidated ventures. .     760,913   (1,894,493)   (157,847)    (251,748)   (469,751)
                      ------------ ------------------------ ------------------------
    Net operating
      earnings (loss).  (4,177,565)     959,484   3,021,663    1,955,046     366,623
Partnership's share of
  gain on sale of
  investment property
  and gain on sale of
  land from uncon-
  solidated venture. .       --         298,917     346,208    6,366,463       --
                      ------------ ------------------------ ------------------------
Net earnings (loss)
  before partnership's
  share of extra-
  ordinary item from
  unconsolidated
  venture. . . . . . .  (4,177,565)   1,258,401   3,367,871    8,321,509     366,623
Partnership's share of
  extraordinary item
  from unconsolidated
  venture. . . . . . .       --        (375,000)   (521,183)       --          --
                      ------------ ------------------------ ------------------------
Net earnings (loss). .$ (4,177,565)     883,401   2,846,688    8,321,509     366,623
                      ============ ======================== ============ ===========



                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Net earnings (loss)
 per Interest (b):
  Net operating
    earnings (loss). .$     (31.72)        7.29       22.95        14.85        2.78
  Partnership's share
    of gain on invest-
    ment property and
    share of gain on
    sale of land from
    unconsolidated
    venture. . . . . .       --            2.34        2.71        49.86       --
  Partnership's share
    of extraordinary
    item from uncon-
    solidated venture.       --           (2.85)      (3.96)       --          --
                      ------------ ------------------------ ------------------------
    Net earnings (loss)
      per Interest . .$     (31.72)        6.78       21.70        64.71        2.78
                      ============ ======================== ============ ===========
Total assets . . . . .$ 99,483,214  109,171,952 113,581,933  115,959,504 119,093,611
Long-term debt . . . .$ 26,146,638   26,436,573  26,700,000   15,700,000  26,700,000
Cash distributions
  per Interest (c) . .$      44.00        41.00       40.00        85.00       43.50
                      ============ ======================== ============ ===========

-------------

 (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

 (b)   The net earnings per Interest is based upon the Interests outstanding at the end of each period
(126,414).

 (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

Fountain Valley
Industrial Park  a)  The building area ("BA") occupancy rate and average base rent per square foot as of
December 31 for each of the last five years were as follows:

                                               BA           Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                           1991. . . . .      84%               5.47
                           1992. . . . .      74%               5.96
                           1993. . . . .      85%               5.31
                           1994. . . . .     100%               4.41
                           1995. . . . .      88%               5.58

                 (1) Average base rent per square foot is based on BA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------

                       Fry's Electronics      77,028     $434,438 7/2005        7/2010
                       (Retail)                                                 7/2015


                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Fountain Valley Industrial Park:

                                                                    Annualized     Percent of
                                      Number of   Approx. Total     Base Rent      Total 1995
                       Year Ending    Expiring    BA of Expiring    of Expiring    Base Rent
                       December 31,   Leases      Leases (1)        Leases         Expiring
                       ------------   ---------   ---------------   -----------    ----------
                          1996             4          81,532          372,600          19%
                          1997             4          78,970          330,600          17%
                          1998             2          45,026          248,600          13%
                          1999             1          11,700           70,200           4%
                          2000            --           --               --              --
                          2001            --           --               --              --
                          2002            --           --               --              --
                          2003            --           --               --              --
                          2004             2          49,770          293,800          15%
                          2005             1          77,028          434,436          23%

                 (1)          Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 22, 1996.



Property
--------

Rivertree Court
Shopping Center  a)    The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                               GLA          Avg. Base Rent Per
                       December 31,       Occupancy Rate    Square Foot (1)
                       ------------       --------------    ------------------

                           1991. . . . .      83%              12.97
                           1992. . . . .      90%              11.28
                           1993. . . . .      97%              11.52
                           1994. . . . .      85%              12.86
                           1995. . . . .      99%              12.04

                 (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------

                       Cineplex Odeon         40,000      720,000 2/2008        $24.00 psf
                       (Cinema)                                                   through 2/2013
                                                                                $26.00 psf
                                                                                  through 2/2018
                       Best Buy (c(2))        40,560     325,000  1/2011        $10.25 psf
                       (Retail)                                                   through 1/2016
                                                                                $11.00 psf
                                                                                  through 1/2021
                                                                                $11.75 psf
                                                                                  through 1/2025



                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Rivertree Court Shopping Center:

                                                                    Annualized     Percent of
                                      Number of   Approx. Total     Base Rent      Total 1995
                       Year Ending    Expiring    GLA of Expiring   of Expiring    Base Rent
                       December 31,   Leases      Leases (1)        Leases         Expiring
                       ------------   ---------   ---------------   -----------    ----------
                          1996            12          42,367          527,100          15%
                          1997             2           3,250           52,600           1%
                          1998            10          61,624          669,200          19%
                          1999             7          15,765          264,900           7%
                          2000             7          13,144          239,700           7%
                          2001             2          17,140          194,800           6%
                          2002             2           7,024          107,200           3%
                          2003            --           --               --              --
                          2004            --           --               --              --
                          2005            --           --               --              --

                 (1)          Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 22, 1996.
                 (2)          During the third quarter of 1992, Phar-Mor filed for protection under Chapter
XI of the United States Bankruptcy Code.  The Phar-Mor store at the Rivertree Court Shopping Center continued to operate and pay rent pursuant to its lease obligation until October 1994 when Phar-Mor closed its store and subsequently assigned its lease to the TJX Companies, Inc.  TJX Companies, parent company of TJ Maxx, opened its
HomeGoods Store in April 1995 and subsequently vacated its space in January 1996.  In December 1995, the HomeGoods
Store lease was assigned to Best Buy Company, Inc. for possession on February 1, 1996.


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

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $13,599,000. Such funds are available for future distributions to partners and working capital requirements. As more fully described in Note 5, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $502,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of similar items for its unconsolidated ventures in 1996 is currently budgeted to be approximately $1,006,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. Due to an increase in cash flow from operations at certain of the Partnership's properties, the Partnership increased its quarterly cash flow distribution to partners effective with the third quarter of 1994 from $10 per limited partnership interest ("Interest") to $11 per Interest. Starting in May 1996, in an effort to reduce partnership operating expenses, the Partnership expects to make semi-annual, rather than quarterly, distributions of available operating cash flow. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio. Therefore, the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     From 1996 through 1998, leases at the Cerritos Industrial Park representing 89% of the rentable square footage are scheduled to expire, not all of which are expected to renew. In February 1994, True Form (42,750 square feet or 22% of the gross leasable area), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Partnership has determined that the $80,000 owed by True Form as of the date of the bankruptcy filing is uncollectible and has been written-off. The Partnership entered into a new lease with True Form's successor in bankruptcy, TFI Acquisition, Inc., in May, 1995.

     The Fountain Valley Industrial Park currently operates in a sub-market with industrial vacancy rates of approximately 10%. Fountain Valley is currently 88% leased (including temporary tenants) and occupied. In 1996 and 1997, leases representing 21% and 20%, respectively, of the leasable square footage at Fountain Valley are scheduled to expire, not all of which are expected to be renewed. The Partnership is examining the possible redevelopment of the park to retail use (including the possible use of Partnership funds and/or alternative financing sources) as a result of the City of Fountain Valley designating a redevelopment zone which includes the property. The Partnership had commenced discussions with several large national retail tenants who had expressed interest in the Fountain Valley property. However, due to the facts discussed below, the Partnership recently terminated a non-binding letter of intent with a national retailer to take approximately 110,000 square feet of space at the property. The City of Fountain Valley has determined that currently the economic benefits it would derive from a full redevelopment of the property to retail are outweighed by the potential negative impacts to the current traffic situation that it has projected. It is the Partnership's understanding that the City of Fountain Valley feels that major traffic flow redesigns, to be implemented over the next several years to relieve traffic congestion, need to occur prior to a full redevelopment sharing in any economic incentives derived by the city. The Partnership is currently examining the economic benefits of a redevelopment to retail uses on a smaller scale.

     The Partnership currently derives economic benefits from a prior conversion in June 1993 to retail of one of its buildings at the Fountain Valley property. The Partnership receives a share of the sales tax revenue that the City of Fountain valley earns on the sales generated by Fry's Electronics, the sole tenant in the converted building at the property. This share is then allocated between the Partnership and Fry's Electronics based on a formula according to sales generated. Fry's Electronics receives its share through rent credits with the remainder recognized as income by the Partnership.

     Currently, as industrial leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely be at rental rates less than the rates on existing leases entered into prior to 1993. In addition, new leases continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. As pre-1993 leases expire, the expected decline in rental rates and the costs incurred upon releasing will result in a decrease in cash flow from operations from these properties over the near term. Therefore, due to the uncertainty of the Partnership's ability to recover the net carrying values of the Fountain Valley Industrial Park and Cerritos Industrial Park investment properties through future operations and sale, given the expected holding period not being beyond December 31, 1999, as of September 30, 1995, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investments of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their estimated fair values.

There can be no assurance that the estimated fair value of the property would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     As of December 31, 1995, the Palmer House Hotel did not renew its exclusive parking agreement with the Adams/Wabash Self Park. This will likely have a negative impact on the property's operating cash flow reducing the preferred return payable to the Partnership by approximately $500,000 for 1996. This impact should be partially mitigated in future years as the property continues to increase transient parking volume to replace revenues previously generated by the Palmer House contract.

     The Rivertree Court Shopping Center operates in a market which continues to experience significant growth in the commercial and residential sectors. In August 1994, Office Depot reopened the approximately 26,000 square foot store previously occupied by Filene's Basement which had closed in January 1994. Under the terms of the assignment of the Filene's lease, Office Depot has continued to pay rent on the space pursuant to the terms of the lease. In August 1992, Phar-Mor (which occupied approximately 14% of the center) filed for protection under Chapter 11 of the United States Bankruptcy Code. The Phar-Mor store continued to operate and pay rent under its lease obligation until it closed the store in October 1994. Phar-Mor assigned its lease in bankruptcy to HomeGoods which opened in April 1995. In conjunction with the assignment, the Partnership received approximately $125,000 of pre-petition indebtedness owed by Phar-Mor.



     In January 1996, HomeGoods Store vacated its space in the center. In December 1995, the HomeGoods Store lease was assigned to Best Buy Company, Inc. ("Best Buy") with a possession date of February 1, 1996. Under the terms of the assignment and assumption of lease, and as of the date of this report, HomeGoods Store was current with respect to all charges accruing under the original lease through January 1996. Best Buy, an existing tenant of 25,031 square feet at the center, will be allowed to terminate its existing lease immediately upon vacating its former space and relocation to its new space. The Partnership has entered into a letter of intent with a major national tenant to lease Best Buy's former space with a projected occupancy of Summer 1996. However, no assurances can be made that such negotiations will ultimately be consummated with a new lease with this tenant.

     In February 1996, the Partnership entered into a letter of intent to sell its indirect interest (25%) in West Dade County Associates ("West Dade") to an affiliate of the developer (the "Venture Partner") for $13,431,590, subject to prorations. In connection with the proposed sale of the Partnership's interest in West Dade, it is expected that Urban Shopping Center, L.P., an affiliate of the General Partners that is one of the other partners in JMB/Miami, will exercise a right of first refusal to purchase approximately 70% of the Partnership's interest in West Dade on the same terms proposed for the sale to the Venture Partner, with the remaining approximately 30% of the Partnership's interest in West Dade being sold to the Venture Partner. The sales are currently expected to close in the second quarter of 1996. Completion of the sales are subject to negotiation and execution of binding agreements and the satisfaction of certain conditions. Accordingly, there are no assurances that the Partnership will be successful in finalizing the sales of its interest in West Dade. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes if the sales are completed. In addition, IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"), a limited partnership sponsored by an affiliate of the General Partner, has also entered into a letter of intent to sell its indirect interest in West Dade.



     At December 31, 1995, the First Financial Plaza office building is approximately 89% occupied. In July 1993, Mitsubishi vacated its approximate 8,100 square feet prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation. Including the Mitsubishi lease, the building is 93% leased as of the date of this report.

The Los Angeles office market in general and the Encino submarket in particular continue to show signs of strengthening as vacancy rates decrease and rental rates stabilize.

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 was $24,970,148. This amount was comprised of the then outstanding principal portion of $28,970,148 on the original $30,000,000 note less a required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial at closing. The Partnership's share of such paydown was $1,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest, based on a 23-year amortization, are $209,077.

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance were completed as of October 1995. The total cost of such testing and repairs was approximately $826,000 (of which the Partnership's share was approximately $309,750).

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

     In accordance with the subordination requirements of the Partnership Agreement (Note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $4,788,000 at December 31, 1995. All amounts deferred or currently payable do not bear interest.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership will also seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels.

     Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to approximately $13,321,000 of the Partnership's U.S. Government obligations being classified as cash equivalents at December 31, 1995 whereas approximately $5,025,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The increase in interest, rents and other receivables and unearned rents at December 31, 1995 as compared to December 31, 1994 is primarily due to the accrual in 1995 of sales tax rebates due to Fountain Valley Industrial Park from the city of Fountain Valley. Reference is made to
Item 7.

     The increase in investments in unconsolidated ventures at December 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership's contribution of approximately $1,500,000 to First Financial partially offset by distributions of net operating cash flow of approximately $1,300,000 received by the Partnership from West Dade. Reference is made to Note 3(c).

     The decrease in land, buildings and improvements and deferred expenses at December 31, 1995 as compared to December 31, 1994 is primarily due to the provision for value impairment of $8,200,000 recorded at September 30, 1995 for both the Fountain Valley and Cerritos Industrial Park investment properties. Reference is made to Note 2(b).



     The increase in accrued rents receivable as of December 31, 1995 as compared to December 31, 1994 is primarily due to the accrual of rent on a straight-line basis related to the 1993 commencement of the Fry's
Electronics lease at the Fountain Valley Industrial Park investment property.

     The increase in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the increase in transient parking income at the Adams/Wabash investment property. This increase is partially offset by lower effective tenant rents upon renewal at certain of the Partnership's other investment properties. The decrease in rental income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due primarily to the $487,000 fee received for the termination of one of the Newport Corporation leases at the Fountain Valley Industrial Park in July 1993.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the increase in the Partnership's average balance in U.S. Government obligations and higher rates earned in 1995. In addition, the increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the increase in the Partnership's average balance in U.S. Government obligations and higher rates earned in 1994.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partner in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to
Note 7.

     The provision for value impairment for the year ended December 31, 1995 is due to the provision for value impairment recorded at September 30, 1995 for both the Fountain Valley and Cerritos Industrial Park investment properties. Reference is made to Note 2(b).

     The decrease in the amount of loss from Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and the increase for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the provision for value impairment recorded at First Financial of approximately $6,475,000 at December 31, 1994. The Partnership's share of such provision was approximately $2,428,000. Reference is made to Note 3(c).

     The Partnership's share of the gain on sale of land from unconsolidated venture for the year ended December 31, 1994 and 1993 is due to the sales of outparcels of land at the Miami International Mall in June 1993 and December 1994. Reference is made to Note 3(d).

     The extraordinary item from unconsolidated venture for the year ended December 31, 1993 is primarily due to a prepayment penalty paid to the first mortgage lender as a result of the loan refinancing at the Miami International Mall in December 1993. Reference is made to Note 3(d).

     The extraordinary item from unconsolidated venture for the year ended December 31, 1994 is due to the Partnership recognizing its share of estimated earthquake repair costs at the First Financial office building. Reference is made to Note 3(c).



INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, many of the leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

                             INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                  SCHEDULE
                                                  --------

Consolidated Real Estate and Accumulated DepreciationIII


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XIII and consolidated venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                KPMG PEAT MARWICK LLP



Chicago, Illinois
March 22, 1996



                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $ 13,599,171      5,011,101
  Short-term investments (note 1). . . . . . . . . . . . . .          --         9,214,950
  Interest, rents and other receivables. . . . . . . . . . .      1,121,270        830,693
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         68,901         65,928
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .        102,680         99,877
                                                               ------------    -----------

        Total current assets . . . . . . . . . . . . . . . .     14,892,022     15,222,549

Investment properties (notes 2, 4 and 6) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,300,842     23,566,702
  Buildings and improvements . . . . . . . . . . . . . . . .     69,439,819     75,093,333
                                                               ------------    -----------

                                                                 90,740,661     98,660,035
  Less:  accumulated depreciation. . . . . . . . . . . . . .     16,583,348     14,115,282
                                                               ------------    -----------

         Total investment properties,
           net of accumulated depreciation . . . . . . . . .     74,157,313     84,544,753

Investments in unconsolidated ventures,
  at equity (notes 3 and 8). . . . . . . . . . . . . . . . .      8,026,013      7,072,275
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .        741,184        894,654
Accrued rents receivable (note 1). . . . . . . . . . . . . .      1,666,682      1,437,721
                                                               ------------    -----------
                                                               $ 99,483,214    109,171,952
                                                               ============    ===========



                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     ----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .   $    291,589        272,721
  Accounts payable . . . . . . . . . . . . . . . . . . . . .        197,765        131,948
  Accrued interest . . . . . . . . . . . . . . . . . . . . .        196,729        198,382
  Accrued real estate taxes. . . . . . . . . . . . . . . . .      1,171,341      1,231,227
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .        612,082         70,408
                                                               ------------    -----------

        Total current liabilities. . . . . . . . . . . . . .      2,469,506      1,904,686

Tenant security deposits . . . . . . . . . . . . . . . . . .        328,622        340,213
Long-term debt (note 4). . . . . . . . . . . . . . . . . . .     26,146,638     26,436,573
                                                               ------------    -----------
Commitments and contingencies (notes 3, 4 and 6)
        Total liabilities. . . . . . . . . . . . . . . . . .     28,944,766     28,681,472
                                                               ------------    -----------

Partners' capital accounts (deficits) (notes 1 and 5):
    General partners:
        Capital contributions. . . . . . . . . . . . . . . .         20,000         20,000
        Cumulative net earnings. . . . . . . . . . . . . . .        459,660        626,763
        Cumulative cash distributions. . . . . . . . . . . .     (1,389,844)    (1,233,777)
                                                               ------------    -----------
                                                                   (910,184)      (587,014)
                                                               ------------    -----------
    Limited partners (126,414 interests):
        Capital contributions, net of offering costs . . . .    113,741,315    113,741,315
        Cumulative net earnings  . . . . . . . . . . . . . .     16,290,597     20,301,059
        Cumulative cash distributions. . . . . . . . . . . .    (58,583,280)   (52,964,880)
                                                               ------------    -----------
                                                                 71,448,632     81,077,494
                                                               ------------    -----------
        Total partners' capital accounts . . . . . . . . . .     70,538,448     80,490,480
                                                               ------------    -----------
                                                               $ 99,483,214    109,171,952
                                                               ============    ===========

                 See accompanying notes to consolidated financial statements.


                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .    $11,715,228     11,453,067     11,897,992
  Interest income. . . . . . . . . . . . . .        830,606        531,609        394,010
                                                -----------    -----------    -----------
                                                 12,545,834     11,984,676     12,292,002
                                                -----------    -----------    -----------
Expenses:
  Mortgage and other interest. . . . . . . .      2,369,963      2,397,689      2,546,010
  Depreciation . . . . . . . . . . . . . . .      2,468,066      2,489,094      2,476,913
  Property operating expenses. . . . . . . .      3,608,455      3,596,944      3,529,702
  Professional services. . . . . . . . . . .        206,307        196,630        192,239
  Amortization of deferred expenses. . . . .        234,401        205,219        175,953
  General and administrative . . . . . . . .        397,120        245,123        191,675
  Provision for value impairment (note 2(b))      8,200,000          --             --
                                                -----------    -----------    -----------
                                                 17,484,312      9,130,699      9,112,492
                                                -----------    -----------    -----------
        Operating earnings (loss). . . . . .     (4,938,478)     2,853,977      3,179,510
Partnership's share of operations of uncon-
  solidated ventures (note 3). . . . . . . .        760,913     (1,894,493)      (157,847)
                                                -----------    -----------    -----------
        Net operating earnings (loss). . . .     (4,177,565)       959,484      3,021,663
Partnership's share of gain on sale of
  land from unconsolidated venture
  (note 3(c)). . . . . . . . . . . . . . . .          --           298,917        346,208
                                                -----------    -----------    -----------
        Net earnings (loss) before Partner-
          ship's share of extraordinary
          item from unconsolidated venture .     (4,177,565)     1,258,401      3,367,871
Partnership's share of extraordinary item from
  unconsolidated venture (notes 3(b) and 3(c))        --          (375,000)      (521,183)
                                                -----------    -----------    -----------
        Net earnings (loss). . . . . . . . .    $(4,177,565)       883,401      2,846,688
                                                ===========    ===========    ===========



                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1995           1994           1993
                                               ------------   ------------   ------------

Net earnings (loss) per limited partnership
 interest (note 1):
  Net operating earnings (loss). . . . . . .    $    (31.72)          7.29          22.95
  Partnership's share of gain on sale
    of land from unconsolidated
    venture. . . . . . . . . . . . . . . . .          --              2.34           2.71
  Partnership's share of extra-
    ordinary items from
    unconsolidated venture . . . . . . . . .          --             (2.85)         (3.96)
                                                -----------    -----------    -----------
        Net earnings (loss). . . . . . . . .    $    (31.72)          6.78          21.70
                                                ===========    ===========    ===========

























                 See accompanying notes to consolidated financial statements.


                                 JMB INCOME PROPERTIES, LTD. - XIII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                                                          NET OF
            CONTRI-    NET       CASH                    OFFERING     NET        CASH
            BUTIONS  EARNINGSDISTRIBUTIONS     TOTAL      COSTS     EARNINGS DISTRIBUTIONS  TOTAL
           -------- -----------------------  --------  ----------- ---------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1992. . . .$20,000    496,914   (946,472)   (429,558)113,741,315  16,700,819 (42,621,917)87,820,217

Net earnings   --      103,481      --        103,481       --      2,743,207       --    2,743,207
Cash distri-
 butions
 ($40.00 per
 Interest) .   --        --      (141,879)   (141,879)      --          --     (5,107,636) (5,107,636)
           --------   -------- ----------    -------- -----------  ---------- ---------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993. . . . 20,000    600,395 (1,088,351)   (467,956)113,741,315  19,444,026 (47,729,553)85,455,788

Net earnings   --       26,368      --         26,368       --        857,033       --      857,033
Cash distri-
 butions
 ($41.00 per
 Interest) .   --        --      (145,426)   (145,426)      --          --     (5,235,327)(5,235,327)
            -------   -------- ----------    -------- -----------  ---------- ---------------------





                                 JMB INCOME PROPERTIES, LTD. - XIII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                                                          NET OF
            CONTRI-    NET       CASH                    OFFERING     NET        CASH
            BUTIONS  EARNINGSDISTRIBUTIONS     TOTAL      COSTS     EARNINGS DISTRIBUTIONS  TOTAL
           -------- -----------------------  --------  ----------- ---------------------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1994. . . .$20,000    626,763 (1,233,777)   (587,014)113,741,315  20,301,059 (52,964,880)81,077,494

Net earnings
 (loss). . .   --     (167,103)     --       (167,103)      --     (4,010,462)      --   (4,010,462)
Cash distri-
 butions
 ($44.00 per
 Interest) .   --        --      (156,067)   (156,067)      --          --     (5,618,400)(5,618,400)
            -------   -------- ----------    -------- -----------  ---------- ---------------------
Balance
 (deficit)
 at Decem-
 ber 31,
 1995. . . .$20,000    459,660 (1,389,844)   (910,184)113,741,315  16,290,597 (58,583,280)71,448,632
            =======   ======== ==========    ======== ===========  ========== =====================













                    See accompanying notes to consolidated financial statements.


                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .  $(4,177,565)       883,401      2,846,688
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . .    2,468,066      2,489,094      2,476,913
    Amortization of deferred expenses. . . . .      234,401        205,219        175,953
    Partnership's share of operations
      of unconsolidated ventures . . . . . . .     (760,913)     1,894,493        157,847
    Partnership's share of gain on sale
      of land from unconsolidated venture. . .        --          (298,917)      (346,208)
    Partnership's share of extraordinary
      item from unconsolidated venture . . . .        --           375,000        521,183
    Provision for value impairment . . . . . .    8,200,000          --             --
  Changes in:
    Interest, rents and other receivables. . .     (290,577)       209,191       (323,863)
    Prepaid expenses . . . . . . . . . . . . .       (2,973)         1,680         (5,197)
    Escrow deposits. . . . . . . . . . . . . .       (2,803)        30,592          --
    Accrued rents receivable . . . . . . . . .     (228,961)      (264,239)      (190,041)
    Accounts payable . . . . . . . . . . . . .       65,817        (83,765)        35,760
    Accrued interest . . . . . . . . . . . . .       (1,653)       (13,786)         --
    Accrued real estate taxes. . . . . . . . .      (59,886)        75,475         46,799
    Unearned rents . . . . . . . . . . . . . .      541,674         70,408          --
    Tenant security deposits . . . . . . . . .      (11,591)        29,745        (57,303)
                                                -----------    -----------    -----------
        Net cash provided
          by operating activities. . . . . . .    5,973,036      5,603,591      5,338,531
                                                -----------    -----------    -----------



                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . .    9,214,950      2,305,513     (1,822,734)
  Additions to investment properties . . . . .     (280,626)      (139,621)      (725,372)
  Partnership's distributions from
    unconsolidated ventures and proceeds
    from sale of investment property . . . . .    1,346,250      1,800,625        782,450
  Partnership's contributions to uncon-
    solidated ventures . . . . . . . . . . . .   (1,539,075)       (64,095)       (54,231)
  Payment of deferred expenses . . . . . . . .      (80,931)      (224,919)      (396,157)
                                                -----------    -----------    -----------
        Net cash provided by (used in)
          investing activities . . . . . . . .    8,660,568      3,677,503     (2,216,044)
                                                -----------    -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . .     (271,067)      (190,706)         --
  Distributions to limited partners. . . . . .   (5,618,400)    (5,235,327)    (5,107,636)
  Distributions to general partners. . . . . .     (156,067)      (145,426)      (141,879)
                                                -----------    -----------    -----------
        Net cash used in
          financing activities . . . . . . . .   (6,045,534)    (5,571,459)    (5,249,515)
                                                -----------    -----------    -----------
        Net increase (decrease) in
          cash and cash equivalents. . . . . .    8,588,070      3,709,635     (2,127,028)

        Cash and cash equivalents,
          beginning of year. . . . . . . . . .    5,011,101      1,301,466      3,428,494
                                                -----------    -----------    -----------

        Cash and cash equivalents,
          end of year. . . . . . . . . . . . .  $13,599,171      5,011,101      1,301,466
                                                ===========    ===========    ===========



                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. .  $ 2,371,616      2,411,475      2,546,010
                                                ===========    ===========    ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt (note 4(b)):
      Proceeds of new debt . . . . . . . . . .  $     --        11,200,000          --
      Retirement of old debt . . . . . . . . .        --       (11,000,000)         --
      Deferred mortgage costs. . . . . . . . .        --           (69,531)         --
      Funding of escrow. . . . . . . . . . . .        --          (130,469)         --
                                                -----------    -----------    -----------
          Net proceeds from refinancing of
            long-term debt . . . . . . . . . .  $     --             --             --
                                                ===========    ===========    ===========
























                 See accompanying notes to consolidated financial statements.


              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership.

     The net effect of these items is summarized as follows for the years ended December 31, 1995 and 1994:




                                            1995                           1994
                             ------------------------------------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (Unaudited)    GAAP BASIS       TAX BASIS
                                ------------    -----------   ------------    -----------
Total assets . . . . . . . . .   $99,483,214    118,361,537    109,171,952    120,931,976

Partners' capital accounts
 (deficits) (note 5):
  General partners . . . . . .      (910,184)      (681,719)      (587,014)      (653,578)
  Limited partners . . . . . .    71,448,632     90,969,526     81,077,494     93,517,694

Net earnings (loss) (note 5):
  General partners . . . . . .      (167,103)       127,926         26,368        383,206
  Limited partners . . . . . .    (4,010,462)     3,070,232        857,033      2,625,975

Net earnings (loss)
  per Interest . . . . . . . .        (31.72)         24.29           6.78          20.77
                                 ===========    ===========    ===========   ============




     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (126,414). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,321,024 and $5,024,751 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The long-term debt, with a carrying balance of $26,438,227, has been calculated to have an SFAS 107 value of $26,236,200 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.




(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures (note 3), three shopping centers, two multi-tenant industrial buildings, an office complex and a parking/retail structure. In January 1992, the Partnership's interest in the Mid Rivers Mall was sold. All of the properties owned at December 31, 1995 were operating. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                YEARS
                                                -----
     Building and improvements -- straight-line   30
     Personal property -- straight-line. . . .     5
                                                  ==

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership (note 4).

     (b)  Fountain Valley and Cerritos Industrial Parks

     Currently, as industrial leases at the Fountain Valley and Cerritos Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases entered into prior to 1993. In addition, new leases continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. As pre-1993 leases expire, the expected decline in rental rates and the costs incurred upon releasing will result in a decrease in cash flow from operations from these properties over the near term. Therefore, due to the uncertainty of the Partnership's ability to recover the net carrying values of the Fountain Valley Industrial Park and Cerritos Industrial Park investment properties through future operations and sale, given the expected holding period not being in excess of December 31, 1999, as of September 30, 1995, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investments of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their estimated fair values.

There can be no assurance that the estimated fair value of the property would ultimately be obtained by the Partnership in any future sale or disposition transaction.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to three operating joint venture agreements. Pursuant to such agreements, the Partnership has made initial cash capital contributions of approximately $42,900,000. In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one office building, two regional shopping malls and one parking/retail structure.
The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Two of the venture properties operating as of December 31, 1995 have been financed under various long-term debt arrangements as described in notes
(b) and (c) below.

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

    (b)  First Financial

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB-XII, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Encino Venture Partner"). Encino owns an office building in Encino (Los Angeles), California. First Financial made an initial investment in the aggregate amount of approximately $49,812,000 to Encino. First Financial does not anticipate further increasing its cash investment in Encino.

     In November 1987, First Financial caused Encino to obtain a third party first mortgage loan in the amount of $30,000,000. The proceeds of such loan were distributed to First Financial to reduce its contribution and to the Encino Venture Partner who subsequently repaid a $15,500,000 loan from First Financial. Thus, the total cash investment of First Financial for its interest in the office building, after consideration of the funding of the $30,000,000 permanent financing, is approximately $20,000,000, of which the Partnership's share is approximately $7,500,000.

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 was $24,970,148. This amount was comprised of the then outstanding principal portion of $28,970,148 on the original $30,000,000 note less a required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial at closing of which the Partnership's share of such paydown was $1,500,000. The amended loan has an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997. The new monthly installments of principal and interest, based on a 23-year amortization, are $209,077.

     In order to finalize the loan extension described above, the Partnership and its affiliated partner advanced approximately $4.1 million (approximately $1.5 million by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call has been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner has indicated that it does not intend to fund its required share. The Partnership and its affiliated partner are in discussions with the unaffiliated partner and have reached an agreement in principle to settle this dispute through a modification of the joint venture agreement. There can be no assurance that a modification of the joint venture agreement will be reached. Should a modification of the joint venture agreement not be reached, the Partnership and its affiliated partner will pursue all rights and remedies available under the joint venture agreement.

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which was allocated to First Financial. The Partnership's share of such provision to First Financial was approximately $2,428,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated recoverable value.

     As previously reported, the First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of the city of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness is detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance were completed as of October 1995. The total cost of such testing and repairs was approximately $826,000 (of which the Partnership's share was approximately $309,750).

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

     The Encino partnership agreement also generally provides that net sale proceeds and net refinancing proceeds (as defined), after any amounts due to Pepperdine University pursuant to its tenant lease, are to be distributed: first, to First Financial in an amount equal to the deficiency, if any, in its cumulative preferred return as described above; next, to First Financial in the amount of its capital contributions; next, to the Venture Partner in an amount equal to $400,000; any remaining proceeds are to be split equally between First Financial and the Venture Partner.



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

     (c) JMB/Miami

     On January 26, 1988, the Partnership, through JMB/Miami, a general partnership with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership ("West Dade" in which JMB/Miami is a general partner), with an affiliate of the developer (the "Venture Partner"), which owns an enclosed regional shopping center in Miami, Florida known as Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd., a partnership sponsored by an affiliate of the General Partners of the Partnership made a capital contribution to JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the General Partners of the Partnership). The Partnership's cash investment in JMB/Miami is $10,402,500. The terms of JMB/Miami partnership agreement provide that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 50% share of capital contributions.

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

     In February 1996, the Partnership entered into a letter of intent to sell its indirect interest (25%) in West Dade County Associates ("West Dade") to the Venture Partner for $13,431,590, subject to prorations. In connection with the proposed sale of the Partnership's interest in West Dade, it is expected that Urban Shopping Center, L.P., an affiliate of the General Partners that is one of the other partners in JMB/Miami, will exercise a right of first refusal to purchase approximately 70% of the Partnership's interest in West Dade on the same terms proposed for the sale to the Venture Partner, with the remaining approximately 30% of the Partnership's interest in West Dade being sold to the Venture Partner. The sales are currently expected to close in the second quarter of 1996. Completion of the sales are subject to negotiation and execution of binding agreements and the satisfaction of certain conditions. Accordingly, there are no assurances that the Partnership will be successful in finalizing the sales of its interest in West Dade. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes if the sales are completed. In addition, IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"), a limited partnership sponsored by an affiliate of the General Partner, has also entered into a letter of intent to sell its indirect interest in West Dade.

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

     West Dade sold a 3.9 acre outparcel of land at Miami International Mall in June 1993 for a net sale price of approximately $1,560,000 after certain selling costs, of which the Partnership's share was approximately $390,000. For financial reporting purposes, West Dade recognized a gain in 1993 of approximately $1,385,000, of which the Partnership's share was approximately $346,000. For Federal income tax purposes, West Dade recognized a gain in 1993 of approximately $325,000, of which the Partnership's share was a loss of approximately $37,000.

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

     (e)  Adams/Wabash

     On April 19, 1988, an affiliate of the Partnership entered into a forward commitment on behalf of the Partnership to make a total cash investment to a maximum of $25,750,000 in the Adams/Wabash Limited Partnership ("Adams/Wabash"), which constructed a parking garage and retail space structure (the "Project") in Chicago, Illinois. The Project contains 671 parking spaces and approximately 28,800 square feet of rentable retail area. The Partnership has funded approximately $24,994,000 of its total cash commitment and is not required to increase its original cash investment.

     Upon acquisition, the Partnership was admitted to an existing partnership with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993 pursuant to the terms of the Adams/Wabash Partnership Agreement. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Any distributable cash flow in excess of the Partnership's preferred return will be distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. Accordingly, for financial reporting purposes, for the years ended December 31, 1995, 1994 and 1993, the Partnership was allocated 100% of the operating profits of Adams/Wabash. As of December 31, 1995, the Partnership has received slightly less than its preferred return. As of December 31, 1995, the Palmer House Hotel did not renew its exclusive parking agreement with the Adams/Wabash Self Park.




(4)  LONG-TERM DEBT

     (a)  Long-term debt consisted of the following at December 31, 1995 and 1994:
                                     1995           1994
                                  -----------    -----------
10.03% mortgage note; secured by
 the Rivertree Court Shopping
 Center located in Vernon Hills
 (Chicago), Illinois; payable
 monthly, interest only; due
 January 1, 1999 . . . . . . .    $15,700,000     15,700,000

7.32% mortgage note; secured
 by the Fountain Valley and
 Cerritos Industrial Parks
 located in Fountain Valley
 and Cerritos (Los Angeles),
 California, respectively;
 payable in monthly install-
 ments of principal and
 interest of $88,998, remaining
 principal balance of
 approximately $9,008,000 plus
 accrued interest due on
 March 1, 2001 . . . . . . . .     10,738,227     11,009,294
                                  -----------     ----------
    Total debt . . . . . . . .     26,438,227     26,709,294
    Less current portion of
     long-term debt. . . . . .        291,589        272,721
                                  -----------     ----------
    Total long-term debt . . .    $26,146,638     26,436,573
                                  ===========     ==========

     Five year maturities of long-term debt are summarized as follows:

                 1996. . . . . . . $   291,589
                 1997. . . . . . .     313,664
                 1998. . . . . . .     337,410
                 1999. . . . . . .  16,062,954
                 2000. . . . . . .     390,432
                                   ===========


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

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $4,170,000 of disbursable cash and approximately $618,000 of sale proceeds from the sale of the Mid Rivers Mall have been deferred by the General Partners.


(6)  LEASES

     As Property Lessor

     The Partnership and its consolidated venture's principal assets are two multi-tenant industrial building complexes, a shopping center and a parking/retail structure. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over their estimated useful lives. Leases with tenants range in term from one to fifteen years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.



     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

     Industrial Building Complexes:
       Cost. . . . . . . . . . . . . . . . .   $29,098,866
       Accumulated depreciation. . . . . . .    (6,383,912)
                                               -----------
                                                22,714,954
                                               -----------
     Shopping Center:
       Cost. . . . . . . . . . . . . . . . .    39,251,233
       Accumulated depreciation. . . . . . .    (7,519,053)
                                               -----------
                                                31,732,180
                                               -----------
     Parking/Retail Structure:
       Cost. . . . . . . . . . . . . . . . .    22,390,562
       Accumulated depreciation. . . . . . .    (2,680,383)
                                               -----------
                                                19,710,179
                                               -----------
                                               $74,157,313
                                               ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

     1996. . . . . . . . . . . . . . . . . .    $ 5,961,985
     1997. . . . . . . . . . . . . . . . . .      5,224,415
     1998. . . . . . . . . . . . . . . . . .      4,161,731
     1999. . . . . . . . . . . . . . . . . .      3,563,951
     2000. . . . . . . . . . . . . . . . . .      3,317,457
     Thereafter. . . . . . . . . . . . . . .     16,048,263
                                                -----------
          Total. . . . . . . . . . . . . . .    $38,277,802
                                                ===========


(7)  TRANSACTIONS WITH AFFILIATES

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

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Property management and
  leasing fees (note 6). . . . . .     $103,838      212,212       231,529         9,214
Insurance commissions. . . . . . .        9,986        8,393        10,861          --
Reimbursement (at cost) for
  accounting services. . . . . . .       76,545       82,333        76,373          --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . .       69,714       40,240         --             --
Reimbursement (at cost) for
  legal services . . . . . . . . .        1,762        6,221         2,035          --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . .      137,851       12,151        11,206        55,300
                                       --------      -------       -------        ------

                                       $399,696      361,550       332,004        64,514
                                       ========      =======       =======        ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $77,000 that had not previously been reimbursed.




     In accordance with the subordination requirements of the Partnership Agreement (note 5), the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. All amounts deferred or currently payable do not bear interest.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the year ended December 31, 1995 were approximately $177,000, all of which has been paid at December 31, 1995.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(8)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for First Financial and JMB/Miami (note 3) as of and for the years ended December 31, 1995 and 1994 is as follows:

                                      1995         1994
                                  ------------ ------------

Current assets . . . . . . . . . .$  4,433,344    3,016,687
Other current liabilities. . . . .    (915,416) (30,825,996)
                                  ------------ ------------

    Working capital. . . . . . . .   3,517,928  (27,809,309)

Investment property, net . . . . .  77,209,499   80,107,668
Other assets, net. . . . . . . . .   1,723,225    3,169,855
Long-term debt . . . . . . . . . . (72,080,876) (47,500,000)
Other liabilities. . . . . . . . .    (359,793)    (258,643)
Venture partners' equity . . . . .  (1,983,970)    (637,296)
                                  ------------ ------------
    Partnership's capital. . . . .$  8,026,013    7,072,275
                                  ============ ============
Represented by:
  Invested capital . . . . . . . .$ 33,638,348   32,099,273
  Cumulative distributions . . . . (30,079,909) (28,733,659)
  Cumulative earnings. . . . . . .   4,467,574    3,706,661
                                  ------------ ------------
                                  $  8,026,013    7,072,275
                                  ============ ============
Total income . . . . . . . . . . .$ 19,328,590   18,725,264
                                  ============ ============
Operating expenses . . . . . . . .$ 15,808,613   22,776,897
                                  ============ ============
Operating earnings (loss). . . . .$  3,519,977   (4,051,633)
                                  ============ ============
Gain on sale of land and property.$      --       1,195,670
                                  ============ ============
Extraordinary item . . . . . . . .$      --      (1,000,000)
                                  ============ ============
Net income (loss). . . . . . . . .$  3,519,977   (3,855,963)
                                  ============ ============

     Total income, operating expenses and net loss of the above-mentioned ventures for the year ended December 31, 1993 were $18,281,016, $18,541,224 and $959,277, respectively.



                                                                                   SCHEDULE III

                                 JMB INCOME PROPERTIES, LTD. - XIII

                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          DECEMBER 31, 1995



                                                    COSTS
                                                  CAPITALIZED
                          INITIAL COST TO         SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                          PARTNERSHIP (A)        ACQUISITION            AT CLOSE OF PERIOD (B)
                      ------------------------------------------------------------------------------------
                                  BUILDINGS            BUILDINGS               BUILDINGS
                 ENCUM-              AND                  AND                     AND
                 BRANCE    LAND  IMPROVEMENTS   LAND  IMPROVEMENTS      LAND IMPROVEMENTS  TOTAL (C)
                 ------  -------------------------------------------  ------------------------------
Industrial
 Complexes:
Fountain Valley
 Industrial
 Park and
 Cerritos
 Industrial
 Park. . . .$10,738,227 9,111,020  25,783,707(2,265,860)(3,530,001) 6,845,160 22,253,706  29,098,866

Shopping Center:
 Rivertree
 Court Shopping
 Center. . . 15,700,000 7,893,178  30,830,231      --     527,824    7,893,178 31,358,055 39,251,233

Parking/Retail:
 Adams/Wabash
 Self Park .      --    6,530,093  14,547,233    32,411 1,280,825    6,562,504 15,828,058 22,390,562
            ---------------------  ------------------------------   ---------- ---------- ----------

    Total. .$26,438,22723,534,291  71,161,171(2,233,449)(1,721,352) 21,300,842 69,439,819 90,740,661
            =====================  ==============================   ========== ========== ==========



                                                                  SCHEDULE III - CONTINUED

                              JMB INCOME PROPERTIES, LTD. - XIII

                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                      STATEMENT OF      1995
                             ACCUMULATED           DATE OF   DATE      OPERATIONS   REAL ESTATE
                            DEPRECIATION(D)     CONSTRUCTIONACQUIRED  IS COMPUTED      TAXES
                           ----------------     ------------------------------------------------
Industrial Complexes:
 Fountain Valley
 Industrial Park
 and Cerritos
 Industrial Park . . . . . . .  $ 6,383,912       1967-1970  11/1/88     5-30 years     438,161

Shopping Center:
 Rivertree Court
 Shopping Center . . . . . . .    7,519,053         1988    10/20/88     5-30 years     470,327

Parking/Retail:
 Adams/Wabash
 Self Park . . . . . . . . . .    2,680,383       1989-1990  10/1/90       30 years     572,314
                                -----------                                           ---------

    Total. . . . . . . . . . .  $16,583,348                                           1,480,802
                                ===========                                           =========

------------------

     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $98,591,203.



                                                                  SCHEDULE III - CONTINUED

                              JMB INCOME PROPERTIES, LTD. - XIII

                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


(C)   Reconciliation of real estate owned:

                                                     1995          1994            1993
                                                 ------------  ------------    -----------
     Balance at beginning of period. . . . . .    $98,660,035    98,520,414      97,795,042
     Additions during period . . . . . . . . .        280,626       139,621         725,372
     Provision for value impairment (note 2(b))    (8,200,000)        --             --
                                                  -----------   -----------     -----------

     Balance at end of period. . . . . . . . .    $90,740,661    98,660,035      98,520,414
                                                  ===========   ===========     ===========

(D)  Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .    $14,115,282    11,626,188       9,149,275
     Depreciation expense. . . . . . . . . . .      2,468,066     2,489,094       2,476,913
                                                  -----------   -----------     -----------

     Balance at end of period. . . . . . . . .    $16,583,348    14,115,282      11,626,188
                                                  ===========   ===========     ===========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during fiscal years 1995 and 1994.



                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware Corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by AGPP Associates, L.P. as Associate General Partner. Effective December 31, 1995, AGPP Associates, L.P. acquired the general partnership interest in the Partnership of an Associate General Partner, Income Associates-XIII, L.P. (which constituted substantially all of the assets of Income Associates-III, L.P.). AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, continues as an Associate General Partner. AGPP Associates, L.P. shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. AGPP Associates, L.P. is also the sole general partner of Income Partners-XIII, an Illinois limited partnership, that is the other Associate General Partner of the Partnership.

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

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner of the Partnership are as follows:



                                                 SERVED IN
NAME                  OFFICE                     OFFICE SINCE
----                  ------                     ------------

Judd D. Malkin        Chairman                    5/03/71
                      Director                    5/03/71
                      Chief Financial Officer     2/22/96
Neil G. Bluhm         President                   5/03/71
                      Director                    5/03/71
Burton E. Glazov      Director                    7/01/71
Stuart C. Nathan      Executive Vice President    5/08/79
                      Director                    3/14/73
A. Lee Sacks          Director                    5/09/88
John G. Schreiber     Director                    3/14/73
H. Rigel Barber       Chief Executive Officer     8/01/93
                      Executive Vice President    1/02/87
Glenn E. Emig         Executive Vice President    1/01/93
                      Chief Operating Officer     1/01/95
Gary Nickele          Executive Vice President    1/01/92
                      General Counsel             2/27/84
Gailen J. Hull        Senior Vice President       6/01/88
Howard Kogen          Senior Vice President       1/02/86
                      Treasurer                   1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XII ("JMB Income-XII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, Mortgage Partners, Mortgage


Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is a director of Urban Shopping Centers, Inc. an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Managing General Partner receive no current or proposed direct remuneration in such capacities. Pursuant to the Partnership Agreement, the General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, the General Partners received cash distributions in the amount of $156,067, $141,879 and $141,879, respectively. As of December 31, 1995, the General Partners have deferred payment of distributions in the aggregate amount of approximately $4,788,000.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the offering, the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, an affiliate of the General Partners was due reimbursement for such out-of-pocket expenses in the amount of $137,851, of which $55,300 was unpaid as of December 31, 1995.

     The General Partners may be reimbursed for salaries and salary-related direct expenses of officers and employees of the Managing General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Managing General Partner was due reimbursement for such expenses in the amount of $148,021, all of which was paid at December 31, 1995.

     Affiliates of the General Partners have provided property management services for the Rivertree Court Shopping Center during 1995. In 1995, such affiliates earned aggregate property management fees amounting to $103,838, of which $9,214 was unpaid as of December 31, 1995.

     Certain directors and officers of the General Partners have an equity interest in a company that provided property management services for the Adams/Wabash Self Park during 1995. In 1995, such company earned aggregate property management fees amounting to $177,011, all of which was paid at December 31, 1995.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1995 aggregating $9,986 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

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

     (b) The Managing General Partner, its officers and directors and the Associate General Partners own the following Interests of the Partnership:


                     NAME OF                        AMOUNT AND NATURE
                     BENEFICIAL                     OF BENEFICIAL                    PERCENT
TITLE OF CLASS       OWNER                          OWNERSHIP                        OF CLASS
--------------       ----------                     -----------------                --------
Limited Partnership
  Interests          JMB Realty Corporation         5 Interests (1)                  Less than 1%
                                                    indirectly

Limited Partnership
  Interests          Managing General Partner,      5 Interests (1)                  Less than 1%
                     its officers and               indirectly
                     directors and the
                     Associate General Partners
                     as a group

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, is deemed to have sole investment and voting power.

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

        4-C. Modification document relating to the mortgage loan secured by the First Financial Plaza Office Building in Encino, California, a copy of which is filed herewith.

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

   No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           JMB INCOME PROPERTIES, LTD. - XIII

           By:     JMB Realty Corporation
                   Managing General Partner


                   GAILEN J. HULL
           By:     Gailen J. Hull
                   Senior Vice President
           Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By:     JMB Realty Corporation
                   Managing General Partner

                   JUDD D. MALKIN*
           By:     Judd D. Malkin, Chairman and
                   Chief Financial Officer
           Date:   March 25, 1996

                   NEIL G. BLUHM*
           By:     Neil G. Bluhm, President and Director
           Date:   March 25, 1996

                   H. RIGEL BARBER*
           By:     H. Rigel Barber, Chief Executive Officer
           Date:   March 25, 1996

                   GLENN E. EMIG*
           By:     Glenn E. Emig, Chief Operating Officer
           Date:   March 25, 1996


                   GAILEN J. HULL
           By:     Gailen J. Hull, Senior Vice President
                   Principal Accounting Officer
           Date:   March 25, 1996

                   A. LEE SACKS*
           By:     A. Lee Sacks, Director
           Date:   March 25, 1996

                   STUART C. NATHAN*
           By:     Stuart C. Nathan, Executive Vice President
                     and Director
           Date:   March 25, 1996

           *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                   GAILEN J. HULL
           By:     Gailen J. Hull, Attorney-in-Fact
           Date:   March 25, 1996


              JMB INCOME PROPERTIES, LTD. - XIII

                         EXHIBIT INDEX

                                              DOCUMENT
                                            INCORPORATED
                                            BY REFERENCE PAGE
                                            ------------ ----

3-A.     Pages 8-19, 64-70, A-7 to A-16,
         A-34 to A-35 of the Prospectus
         of the Partnership dated August 20,
         1986, as supplemented on October 31,
         1986, and January 26, 1987        Yes           --

3-B.     Amended and Restated Agreement of
         Limited Partnership               Yes           --

4-A.     Mortgage loan agreement related to
         the Rivertree Court Shopping CenterYes          --

4-B.     Mortgage loan agreement related to
         West Dade                         Yes           --

4-C.     Mortgage loan modification
         documents related to First
         Financial Plaza Office Building   No

10-A.    Acquisition documents relating to
         the Rivertree Court Shopping CenterYes          --

10-B.    Acquisition documents relating to
         the Fountain Valley Industrial
         Buildings and Cerritos Industrial
         Buildings                         Yes           --

10-C.    Acquisition documents relating to
         the Adams/Wabash Parking Garage   Yes           --

10-D.    Sale documents relating to the
         Mid Rivers Mall                   Yes           --

21.      List of Subsidiaries              No

24.      Powers of Attorney                No

27.      Financial Data Schedule           No