Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD XIII
filed 1996-05-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996Commission file #000-19496




              JMB INCOME PROPERTIES, LTD. - XIII
    (Exact name of registrant as specified in its charter)




        Illinois                      36-3426137
(State of organization)    (IRS Employer Identification No.)



 900 N. Michigan Ave., Chicago, IL       60611
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


                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     11




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     12

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     14




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 14,122,853   13,599,171
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $20,118 in 1996 and
    $38,235 in 1995) . . . . . . . . . . . . . . . . . . . . .        831,648    1,121,270
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         19,417       68,901
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .         81,995      102,680
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     15,055,913   14,892,022
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,300,842   21,300,842
  Buildings and improvements . . . . . . . . . . . . . . . . .     69,532,829   69,439,819
                                                                 ------------  -----------
                                                                   90,833,671   90,740,661
  Less accumulated depreciation. . . . . . . . . . . . . . . .     17,157,558   16,583,348
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     73,676,113   74,157,313
Investment in unconsolidated ventures, at equity . . . . . . .      7,664,338    8,026,013
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        733,759      741,184
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,664,773    1,666,682
                                                                 ------------  -----------
                                                                 $ 98,794,896   99,483,214
                                                                 ============  ===========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    313,605      291,589
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        256,750      197,765
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        242,351      196,729
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,252,387    1,171,341
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        460,525      612,082
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,525,618    2,469,506
Tenant security deposits . . . . . . . . . . . . . . . . . . .        316,261      328,622
Long-term debt, less current portion . . . . . . . . . . . . .     26,070,355   26,146,638
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     28,912,234   28,944,766
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings (losses) . . . . . . . . . . . .        491,173      459,660
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,428,861)  (1,389,844)
                                                                 ------------  -----------
                                                                     (917,688)    (910,184)
                                                                 ------------  -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings (losses) . . . . . . . . . . . .     17,046,915   16,290,597
      Cumulative cash distributions. . . . . . . . . . . . . .    (59,987,880) (58,583,280)
                                                                 ------------  -----------
                                                                   70,800,350   71,448,632
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .     69,882,662   70,538,448
                                                                 ------------  -----------
                                                                 $ 98,794,896   99,483,214
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.


                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996         1995
                                                                  -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . .    $ 2,712,925    2,765,479
  Interest income. . . . . . . . . . . . . . . . . . . . . . .        168,002      193,944
                                                                  -----------   ----------
                                                                    2,880,927    2,959,423
                                                                  -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . .        589,727      594,345
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .        574,210      622,185
  Property operating expenses. . . . . . . . . . . . . . . . .        792,261      893,893
  Professional services. . . . . . . . . . . . . . . . . . . .         72,651       87,134
  Amortization of deferred expenses. . . . . . . . . . . . . .         43,550       50,598
  General and administrative . . . . . . . . . . . . . . . . .        134,022       53,923
                                                                  -----------   ----------
                                                                    2,206,421    2,302,078
                                                                  -----------   ----------

        Operating earnings (loss). . . . . . . . . . . . . . .        674,506      657,345

Partnership's share of operations from unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . . . . . .        113,325      159,793
                                                                  -----------   ----------

        Net earnings (loss). . . . . . . . . . . . . . . . . .    $   787,831      817,138
                                                                  ===========   ==========
        Net earnings (loss) per limited partnership
          interest . . . . . . . . . . . . . . . . . . . . . .    $      5.98         6.21
                                                                  ===========   ==========
        Cash distributions per limited partnership
          interest . . . . . . . . . . . . . . . . . . . . . .    $     11.00        11.00
                                                                  ===========   ==========


                 See accompanying notes to consolidated financial statements.


                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)


                                                                       1996          1995
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $   787,831       817,138
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     574,210       622,185
    Amortization of deferred expenses. . . . . . . . . . . . . . .      43,550        50,598
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . .    (113,325)     (159,793)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     289,622       135,805
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      49,484        43,825
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .       1,909       (53,240)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      58,985         8,884
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      45,622          (402)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .    (151,557)      187,377
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      81,046       132,655
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (12,361)        2,078
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .      20,685      (103,744)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .   1,675,701     1,683,366
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --        6,120,111
  Additions to investment properties . . . . . . . . . . . . . . .     (93,010)      (39,414)
  Partnership's distributions from unconsolidated ventures . . . .     475,000       456,250
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (36,125)      (24,149)
                                                                   -----------   -----------
          Net cash provided by (used in) investing activities. . .     345,865     6,512,798
                                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .     (54,267)      (65,924)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,404,600)   (1,404,600)
  Distributions to general partners. . . . . . . . . . . . . . . .     (39,017)      (39,017)
                                                                   -----------   -----------
          Net cash provided by (used in) financing activities. . .  (1,497,884)   (1,509,541)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .     523,682     6,686,623

          Cash and cash equivalents, beginning of year . . . . . .  13,599,171     5,011,101
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $14,122,853    11,697,724
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   544,105       594,747
                                                                   ===========   ===========
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========


















                 See accompanying notes to consolidated financial statements.


              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1996 AND 1995

                          (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                   Unpaid at
                                                   March 31,
                               1996      1995        1996
                             -------   -------   -------------
Property management
 fees. . . . . . . . . . .   $19,146    18,418         --
Insurance commissions. . .      --        --           --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .    26,881     1,015       11,249
                             -------   -------       ------
                             $46,027    19,433       11,249
                             =======   =======       ======

     During 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1996 were approximately $36,000, all of which was paid at March 31, 1996.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $4,905,000 at March 31, 1996. All amounts deferred or currently payable do not bear interest.



     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership's investment properties. The amount of such salaries and direct expenses aggregated $39,278 and $285,872 for the three months ended March 31, 1996 and the twelve months ended December 31, 1995, respectively, of which $88,621 is unpaid as of March 31, 1996.


FIRST FINANCIAL

     From 1996 through 1998, leases at the First Financial office building representing 55% of the rentable square footage are scheduled to expire, not all of which are expected to renew. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. Occupancy in the first quarter decreased 7% primarily due to First Financial Group relocating to a smaller space. Merrill Lynch (11,294 square feet) entered into a lease for the vacated First Financial Group space and moved-in in April, 1996.

     In order to finalize the two year loan extension that occurred in November, 1995, the Partnership and its affiliated partner advanced in late 1995 approximately $4.1 million (approximately $1.5 million by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner had indicated that it would not fund its required share. The Partnership and its affiliated partner reached an agreement with the unaffiliated partner to settle this dispute through a modification of the joint venture agreement. The unaffiliated partner has become a limited partner as a result of this modification.

JMB/MIAMI

     The Partnership was a general partner in JMB/Miami International Associates ("JMB/Miami"), which owned a 50% partnership interest in West Dade County Associates ("West Dade"). West Dade owns an interest in the Miami International Mall. The other partners of JMB/Miami were IDS/JMB Balanced Income Growth, Ltd. ("IDS/JMB") and Urban Shopping Centers, L.P. ("Urban"), both of which are affiliates of the Partnership. On April 8, 1996, effective March 31, 1996, JMB/Miami was voluntarily dissolved by agreement of its partners and its 50% ownership interest in West Dade and related assets were distributed to its partners based on their respective ownership percentages. Accordingly, the Partnership acquired a direct 25% ownership interest in West Dade. The Partnership then sold its entire 25% interest in West Dade as described below.

     On April 8, 1996, DeBartolo Realty Partnership, L.P. ("DeBartolo"), the unaffiliated venture partner in West Dade, purchased 29.812% (i.e., a 7.453% interest) of the Partnership's interest in West Dade for $4,005,624 (paid in cash at closing), subject to proration. DeBartolo also assumed a proportionate share of the Partnership's obligations and liabilities of West Dade from and after March 31, 1996, the effective date of the transaction. DeBartolo is not affiliated with the Partnership or its General Partners, and the terms of the sale were determined by arm's-length negotiations.

     Concurrently, Urban exercised its right of first refusal and purchased the other 70.188% of the Partnership's interest (i.e., a 17.547% interest) in West Dade for $9,431,107 (paid in cash at closing), subject to proration. Urban also assumed a proportionate share of the Partnership's share of obligations and liabilities of West Dade from and after the effective date of the transaction. The price of the interest sold to Urban was in proportion to that sold to DeBartolo, and the other terms of the sale with Urban were based on those applicable to the sale with DeBartolo. In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the transaction. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes. The Partnership anticipates making a cash distribution of approximately $100 per Interest from the sales proceeds in August, 1996.

CERRITOS INDUSTRIAL PARK

     From 1996 through 1998, leases at the Cerritos Industrial Park representing 85% of the rentable square footage are scheduled to expire, not all of which are expected to renew.

FOUNTAIN VALLEY INDUSTRIAL PARK

     Fountain Valley is currently 100% leased (including temporary tenants) and 93% occupied. In 1996 and 1997, leases representing 19% and 20%, respectively, of the leasable square footage at Fountain Valley are scheduled to expire, not all of which are expected to be renewed. The Partnership is currently examining the economic benefits, including the use of Partnership funds, of a partial redevelopment of the property to retail uses.

RIVERTREE COURT SHOPPING CENTER

     The Rivertree Court Shopping Center operates in a market which continues to experience significant growth in the commercial and residential sectors.

     In January 1996, HomeGoods vacated its space in the center. Primarily as a result thereof, the occupancy of the center declined from 99% to 84% during the quarter. In December 1995, the HomeGoods lease (40,560 square feet) was assigned to Best Buy Company, Inc. ("Best Buy") with occupancy scheduled for mid-1996. Best Buy, an existing tenant of 25,031 square feet at the center, will be allowed to terminate its existing lease immediately upon vacating its former space and relocation to its new space. The Partnership has entered into a letter of intent with a major national tenant to lease Best Buy's former space with a projected occupancy of Summer 1996. However, no assurances can be made that such negotiations will ultimately be consummated with a new lease with this tenant.

ADAMS/WABASH

     The Palmer House Hotel did not renew its exclusive parking agreement with the Adams/Wabash Self Park upon its expiration in December, 1995.
This will likely have a negative impact on the property's operating cash flow reducing the preferred return payable to the Partnership by approximately $400,000 for 1996. This impact should be partially mitigated in future years as the property continues to increase transient parking volume to replace revenues previously generated by the Palmer House contract.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     At March 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $14,123,000. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     Starting in May 1996, in an effort to reduce Partnership operating expenses, the Partnership has elected to make semi-annual, rather than quarterly, distributions of operating cash flow. The May, 1996 semi-annual distribution of $20 per Interest and anticipated $18 distributions per Interest thereafter was reduced from the previous quarterly distribution of $11 per Interest. The reduction in distributions was necessary primarily due to anticipated reductions in operating cash flow resulting from the sale of the Partnership's interest in Miami International Mall and anticipated reductions in operating cash flow due to the re-leasing programs required at certain of the Partnerships investment properties over the next few years. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the expected future capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables and unearned rents at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of the receipts of sales tax rebates due to Fountain Valley Industrial Park from the city of Fountain Valley and corresponding issuance of rent credits to Fry's Electronics.

     The decrease in investments in unconsolidated ventures at March 31, 1996 as compared to December 31, 1995 is primarily due to distributions of net operating cash flow of approximately $475,000 received by the Partnership from West Dade.

     The decrease in interest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the decrease in the Partnership's average balance in U.S. Government obligations at March 31, 1996 as compared to March 31, 1995.

     The decrease in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to a reduction in the allowance for doubtful accounts and a reduction in real estate tax expense at certain of the Partnership's investment properties.

     The increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to an increase in state income tax expense and an increase in reimbursable costs for the Partnership.



PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                         1995                            1996
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. First Financial Plaza
    Encino (Los Angeles),
    California (1) . . . . . 89%         86%      88%       89%    82%
2. Miami International Mall
    Miami, Florida (3) . . . 89%         91%      90%       94%    94%
3. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois . . . . . . . . 85%(2)      96%      95%       99%    84%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California . . . . . . . 92%         92%     100%       88%    93%
5. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .100%        100%     100%      100%   100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . .  *           *        *         *      *


- ---------------
     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of March 31, 1996 is 45%.

    (1)  The percentage represents physical occupancy.  Mitsubishi (8,109 square feet or 4% of the building)
vacated its space in July 1993 prior to its lease expiration of January 1997 and continues to pay rent pursuant to its lease obligation.

    (2)  The Rivertree Court Shopping Center is 99% leased as of March 31, 1996.  In December 1995, the
HomeGoods Store lease (40,560 square feet or 14% of the property) was assigned to Best Buy Company, Inc. for occupancy in mid-1996 as more further described in the Notes to Consolidated Financial Statements included in this report.

    (3)  The Partnership's interest in this property was sold April 8, 1996 as more further described in the
Notes to Consolidated Financial Statements included in this report.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

        3-A. The Prospectus of the Partnership dated August 20, 1986 as supplemented October 31, 1986 and January 26, 1987 as filed with the Commission pursuant to Rules 424(b) and 424(c) is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Form 10-K dated March 18, 1993.

        3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated by reference to Exhibit 3-B to the Partnership's Form 10-K dated March 18, 1993.

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

        4-C. Copy of modification document relating to the mortgage loan secured by the First Financial Plaza Office Building in Encino, California is hereby incorporated by reference to Exhibit 4-C to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 000-19496) dated March 25, 1996.

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

  (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

             The Partnership's Report on Form 8-K (File No. 0-19496) for April 8, 1996 (describing the sale of its indirect interest in West Dade County Associates) was filed. This report was dated April 23, 1996.




                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:May 10, 1996