Form 10-K/A
period 1995-12-31
JMB INCOME PROPERTIES LTD XIII
filed 1996-05-28
CIK 790603

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

                            AMENDMENT NO. 1


           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



                  JMB INCOME PROPERTIES, LTD. - XIII
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



                                      IRS Employer Identification
Commission File No. 000-19496                No. 36-3426137





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 48 to 50



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JMB INCOME PROPERTIES, LTD. - XIII

                      By:   JMB Realty Corporation
                            Managing General Partner



                            GAILEN J. HULL
                      By:   Gailen J. Hull
                            Senior Vice President





Dated:  May 28, 1996





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during fiscal years 1995 and 1994.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware Corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. Effective December 31, 1995, AGPP Associates, L.P. acquired the general partnership interest in the Partnership of one of the Associate General Partners, Income Associates-XIII, L.P. (which constituted substantially all of the assets of Income Associates-III, L.P.). AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, continues as an Associate General Partner of the Partnership. The limited partners of AGPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates. AGPP Associates, L.P. is also the sole general partner of Income Partners-XIII, an Illinois limited partnership that is the other Associate General Partner of the Partnership.

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












                                  48


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

                                  49

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

                                  50