Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD XIII
filed 1996-08-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996Commission file #000-19496




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

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                  JUNE 30,     DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 17,062,022   13,599,171
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $36,905 in 1996 and
    $38,235 in 1995) . . . . . . . . . . . . . . . . . . . . .      1,077,163    1,121,270
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         26,537       68,901
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .         32,133      102,680
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     18,197,855   14,892,022
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,300,842   21,300,842
  Buildings and improvements . . . . . . . . . . . . . . . . .     69,635,974   69,439,819
                                                                 ------------  -----------
                                                                   90,936,816   90,740,661
  Less accumulated depreciation. . . . . . . . . . . . . . . .     17,732,846   16,583,348
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     73,203,970   74,157,313
Investment in unconsolidated ventures, at equity . . . . . . .      3,577,641    8,026,013
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        733,343      741,184
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,662,864    1,666,682
                                                                 ------------  -----------
                                                                 $ 97,375,673   99,483,214
                                                                 ============  ===========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    302,425      291,589
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        315,429      197,765
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        195,856      196,729
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,197,667    1,171,341
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        543,438      612,082
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,554,815    2,469,506
Tenant security deposits . . . . . . . . . . . . . . . . . . .        320,439      328,622
Long-term debt, less current portion . . . . . . . . . . . . .     25,992,667   26,146,638
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     28,867,921   28,944,766
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings (losses) . . . . . . . . . . . .        613,436      459,660
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,570,739)  (1,389,844)
                                                                 ------------  -----------
                                                                     (937,303)    (910,184)
                                                                 ------------  -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings (losses) . . . . . . . . . . . .     27,183,802   16,290,597
      Cumulative cash distributions. . . . . . . . . . . . . .    (71,480,062) (58,583,280)
                                                                 ------------  -----------
                                                                   69,445,055   71,448,632
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .     68,507,752   70,538,448
                                                                 ------------  -----------
                                                                 $ 97,375,673   99,483,214
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 2,755,186    2,569,806   5,468,111    5,335,285
  Interest income. . . . . . . . . . . . .     280,662      224,411     448,664      418,355
                                           -----------   ---------- -----------   ----------
                                             3,035,848    2,794,217   5,916,775    5,753,640
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     587,607      593,165   1,177,334    1,187,510
  Depreciation . . . . . . . . . . . . . .     575,288      622,185   1,149,498    1,244,370
  Property operating expenses. . . . . . .   1,014,911      776,022   1,807,172    1,669,915
  Professional services. . . . . . . . . .      45,221       50,282     117,872      137,416
  Amortization of deferred expenses. . . .      43,549       52,081      87,099      102,679
  General and administrative . . . . . . .     126,945       83,086     260,967      137,009
                                           -----------   ---------- -----------   ----------
                                             2,393,521    2,176,821   4,599,942    4,478,899
                                           -----------   ---------- -----------   ----------
        Operating earnings (loss). . . . .     642,327      617,396   1,316,833    1,274,741
Partnership's share of operations
  from unconsolidated ventures . . . . . .      13,369      106,393     126,694      266,186
                                           -----------   ---------- -----------   ----------
        Net operating earnings (loss). . .     655,696      723,789   1,443,527    1,540,927

Gain on sale of interest in
 unconsolidated venture. . . . . . . . . .   9,603,454        --      9,603,454        --
                                           -----------   ---------- -----------   ----------

        Net earnings (loss). . . . . . . . $10,259,150      723,789  11,046,981    1,540,927
                                           ===========   ========== ===========   ==========

        Net earnings (loss) per
         limited partnership
         interest:
          Net operating earnings . . . . . $      4.98         5.50       10.96        11.70
          Gain on sale of interest
           in unconsolidated
           venture . . . . . . . . . . . .       75.21        --          75.21        --
                                           -----------   ---------- -----------   ----------

        Net earnings (loss). . . . . . . .  $    80.19         5.50       86.17        11.70
                                           ===========   ========== ===========   ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $     90.00        11.00      101.00        22.00
                                           ===========   ========== ===========   ==========


















                 See accompanying notes to consolidated financial statements.




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)


                                                                       1996          1995
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $11,046,981     1,540,927
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,149,498     1,244,370
    Amortization of deferred expenses. . . . . . . . . . . . . . .      87,099       102,679
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .      28,044      (266,186)
    Partnership's gain on sale of interest in
      unconsolidated venture . . . . . . . . . . . . . . . . . . .  (9,603,454)        --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .      44,107       254,960
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      42,364        28,134
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .       3,818      (106,481)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     117,664        74,198
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (873)         (811)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .     (68,644)      169,463
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      26,326       111,065
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (8,183)      (10,673)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .      70,547      (150,369)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .   2,935,294     2,991,276
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --       (5,142,847)
  Cash sales proceeds from sale of interest in unconsolidated
    venture, net of selling expenses . . . . . . . . . . . . . . .  13,417,303         --
  Additions to investment properties . . . . . . . . . . . . . . .    (196,155)      (73,208)
  Partnership's distributions from unconsolidated ventures . . . .     606,479       893,750
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (79,258)      (47,080)
                                                                   -----------   -----------
          Net cash provided by (used in) investing activities. . .  13,748,369    (4,369,385)
                                                                   -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (143,135)     (133,021)
  Distributions to limited partners. . . . . . . . . . . . . . . . (12,896,782)   (2,809,200)
  Distributions to general partners. . . . . . . . . . . . . . . .    (180,895)      (78,032)
                                                                   -----------   -----------
          Net cash provided by (used in) financing activities. . . (13,220,812)   (3,020,253)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .   3,462,851    (4,398,362)

          Cash and cash equivalents, beginning of year . . . . . .  13,599,171     5,011,101
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $17,062,022       612,739
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $ 1,178,207     1,188,321
                                                                   ===========   ===========
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========


















                 See accompanying notes to consolidated financial statements.




              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1996 AND 1995

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                   Unpaid at
                                                   June 30,
                               1996      1995        1996
                             -------   -------   -------------
Property management and
 leasing fees. . . . . . .  $ 44,431    54,597         --
Insurance commissions. . .     9,620     4,604         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    74,722    77,510       74,226
                            --------   -------       ------

                            $128,773   136,711       74,226
                            ========   =======       ======

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the six months ended June 30, 1996 were approximately $69,000, all of which was paid at June 30, 1996.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,331,000 at June 30, 1996. All amounts deferred or currently payable do not bear interest.


FIRST FINANCIAL

     In August 1996, the joint venture entered into a contract with an unaffiliated third-party to sell its interest in the First Financial office building for a sale price of $37,900,000. Approximately $13,200,000, before selling expenses and prorations, of cash proceeds is due at closing (together with the assumption by the buyer of the mortgage loan with a current balance of approximately $24,700,000) to the Partnership and its affiliated partner. The sale is scheduled to close during the third quarter of 1996 and is subject to several contingencies, including the mortgage lender's approval. There can be no assurance that the sale of the property will be consummated, nor can there be any assurance that the sale will be consummated under the terms outlined above. The sale, if consummated, would result in a gain for Federal income tax and financial reporting purposes.

     The First Financial office building was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $400,000 and ($3,000) of operations of such property for the three months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of approximately $33,723,000 and $33,604,000 at June 30, 1996 and December 31, 1995, respectively.

     From 1996 through 1998, leases at the First Financial office building, excluding Pepperdine University, representing 38% of the rentable square footage of the building are scheduled to expire, not all of which are expected to renew. Pepperdine University recently executed a lease renewal of its space of approximately 32,000 square feet, which represents 15% of the building's net rentable area, prior to its December 1996 lease expiration. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. Occupancy decreased 5% since December 31, 1995 primarily due to two tenants moving out prior to the expiration of their leases. Rental payments, to the extent due per the terms of the leases but uncollected, have been fully reserved for in the accompanying consolidated financial statements.

     In order to finalize the two year loan extension of the property's mortgage loan that occurred in November 1995, the Partnership and its affiliated partner advanced approximately $4.0 million (approximately $1.5 millon by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner indicated that it would not fund its required share. The Partnership and its affiliated partner reached an agreement with the unaffiliated partner to modify the joint venture agreement. In April 1996, the unaffiliated partner has become a limited partner as a result of this modification.

JMB/MIAMI

     The Partnership was a general partner in JMB/Miami International Associates ("JMB/Miami"), which owned a 50% partnership interest in West Dade County Associates ("West Dade") with an affiliate of the developer, the Venture Partner. West Dade owns an interest in the Miami International Mall. The other partners of JMB/Miami were IDS/JMB Balanced Income Growth, Ltd. ("IDS/JMB") and Urban Shopping Centers, L.P. ("Urban"), both of which are affiliates of the Partnership. On April 8, 1996, effective March 31, 1996, JMB/Miami was voluntarily dissolved by agreement of its partners and its 50% ownership interest in West Dade and related assets were distributed to its partners based on their respective ownership percentages. Accordingly, the Partnership acquired a direct 25% ownership interest in West Dade. The Partnership then sold its entire 25% interest in West Dade as described below.

     On April 8, 1996, the Venture Partner in West Dade purchased 29.812% (i.e., a 7.453% interest) of the Partnership's interest in West Dade for $4,005,624 (paid in cash at closing), subject to proration. The Venture Partner also assumed a proportionate share of the Partnership's obligations and liabilities of West Dade from and after March 31, 1996, the effective date of the transaction. The Venture Partner is not affiliated with the Partnership or its General Partners, and the terms of the sale were determined by arm's-length negotiations.

     Concurrently, Urban exercised its right of first refusal and purchased the other 70.188% of the Partnership's interest (i.e., a 17.547% interest) in West Dade for $9,431,107 (paid in cash at closing), subject to proration. Urban also assumed a proportionate share of the Partnership's share of obligations and liabilities of West Dade from and after the effective date of the transaction. The price of the interest sold to Urban was in proportion to that sold to the Venture Partner, and the other terms of the sale with Urban were based on those applicable to the sale with the Venture Partner. In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the transaction. The Partnership expects to recognize a gain for Federal income tax and for financial reporting purposes. The Partnership anticipates making a cash distribution of approximately $105 per Interest from the sales proceeds in August 1996.

CERRITOS INDUSTRIAL PARK

     From 1996 through 1998, leases at the Cerritos Industrial Park representing 69% of the rentable square footage are scheduled to expire, not all of which are expected to renew.

FOUNTAIN VALLEY INDUSTRIAL PARK

     Fountain Valley is currently 100% leased and occupied (including temporary tenants). From 1996 through 1998, leases at the Fountain Valley Industrial Park representing 45% of the leasable square footage are scheduled to expire, not all of which are expected to be renewed. The Partnership is currently examining the economic benefits, including the use of Partnership funds, of a partial redevelopment of the property to retail uses.

RIVERTREE COURT SHOPPING CENTER

     The Rivertree Court Shopping Center operates in a market which continues to experience significant growth in the commercial and residential sectors.

     In January 1996, HomeGoods vacated its approximate 40,000 square feet of space in the center. Primarily as a result thereof, the occupancy of the center declined from 99% to 84% during the first quarter. The HomeGoods lease was assigned to Best Buy Company, Inc. ("Best Buy"), an existing tenant of approximately 25,000 square feet at the center. On August 2, 1996, Best Buy relocated to the former HomeGoods space (expanded to approximately 44,000 square feet) and the Partnership allowed Best Buy to terminate its former lease upon vacating its former space. The Partnership has entered into a lease with PetsMart to lease Best Buy's former space with a projected occupancy of fourth quarter 1996.

ADAMS/WABASH

     The Palmer House Hotel did not renew its exclusive parking agreement with the Adams/Wabash Self Park upon its expiration in December 1995. This will likely have a negative impact on the property's operating cash flow reducing the preferred return payable to the Partnership by approximately $350,000 for 1996. This impact should be partially mitigated in future years as the property continues to increase transient parking volume to replace revenues previously generated by the Palmer House contract.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.






PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 5,835 Interests in the Partnership at $350 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 927 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     At June 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $17,062,000. Such remaining funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     In May 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow. The May 1996 semi-annual distribution of cash generated from operations of $20 per Interest ($11 for the first quarter and $9 for the second quarter) was reduced from the previous quarterly distribution of $11 per interest. The reduction in distributions was necessary primarily due to anticipated reductions in operating cash flow resulting from the sale of the Partnership's interest in the Miami International Mall and anticipated reductions in operating cash flow due to the re-leasing programs required at certain of the Partnership's investment properties over the next few years.

     In addition, a special distribution of $70 per Interest was made in May 1996. The $70 per Interest special distribution includes $20 of cash previously generated from operations and $50 of previously undistributed sales proceeds. Of the $50 per Interest special distribution of sales proceeds, $2.88 represents a partial return of each Limited partner's original capital contribution, reducing each Limited Partner's remaining capital investment to $997.12 per Interest. Previously, these amounts had been reserved to fund the costs associated with the possible redevelopment of portions of the Fountain Valley Industrial Park to retail use. However, the Partnership no longer expects to receive municipal approval in the immediate future for the more extensive redevelopment program and, therefore, is distributing the funds no longer required for the more extensive project. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the expected future capital requirements of the Partnership.

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


RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is primarily due to the temporary investment of approximately $13,400,000 of net sales proceeds received from the sale of the Partnership's investment in the Miami International Mall, net of the special distribution to the Limited Partners of $70 per Interest.

    The decrease in escrow deposits at June 30, 1996 as compared to December 31, 1995 is primarily due to the return of excess funds held for real estate taxes due from the escrow agent for the Fountain Valley Industrial Park and Cerritos Industrial Park investment properties.

     The decrease in investment in unconsolidated ventures at June 30, 1996 as compared to December 31, 1995 is primarily due to the April, 1996 sale of the Partnership's interest in the Miami International Mall investment property.

     The increase in rental income and property operating expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to an increase in real estate tax expenses and related recoveries at the Partnership's Rivertree Court Shopping Center investment property.

     The increase in general and administrative expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to an increase in state income tax expense and an increase in reimbursable costs to affiliates of the General Partners in 1996 and the recognition of certain additional prior year reimbursable costs to such affiliates of the Partnership.

     The decrease in Partnership's share of operations from unconsolidated ventures and increase in gain on sale of interest in unconsolidated venture for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the sale of the Partnership's interest in Miami International Mall effective March 31, 1996.




PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                         1995                            1996
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. First Financial Plaza
    Encino (Los Angeles),
    California (1) . . . . .    89%      86%      88%       89%    82%    84%
2. Miami International Mall
    Miami, Florida . . . . .    89%      91%      90%       94%    94%    N/A
3. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois (2) . . . . . .    85%      96%      95%       99%    84%    83%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California . . . . . . . 92%         92%     100%       88%    93%   100%
5. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .100%        100%     100%      100%   100%   100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . .  *           *        *         *      *      *

- ---------------
     An "N/A" indicates that the property was sold and not owned by the Partnership at the end of the quarter.

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of June 30, 1996 is 45%.

    (1)  The percentage represents physical occupancy.  The property is 91% leased with two tenants (14,564 square feet or 7% of the building) having vacated but still paying their rent pursuant to their lease obligations.

    (2)  The Rivertree Court Shopping Center is 97% leased as of June 30, 1996.  In December 1995, the
HomeGoods Store lease (40,560 square feet or 14% of the property) was assigned to Best Buy Company, Inc., which opened August 2, 1996, as more further described in the Notes to Consolidated Financial Statements included in this report.






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

        3-C.  Acknowledgement of rights and duties of the General
Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

        10-D. Sale documents relating to the sale by the Partnership of an interest in the Miami International Mall in Miami, Florida are hereby incorporated by reference to the Partnership's report for April 8, 1996 on Form 8-K (File No. 0-19496) dated April 23, 1996.

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


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:August 9, 1996