Form 10-Q
period 1996-09-30
JMB INCOME PROPERTIES LTD XIII
filed 1996-11-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1996                Commission file #000-19496




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



                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     13




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     16

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     18




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  9,535,950   13,599,171
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $289,561 in 1996 and
    $38,235 in 1995) . . . . . . . . . . . . . . . . . . . . .      1,228,172    1,121,270
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        125,728       68,901
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        111,358      102,680
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     11,001,208   14,892,022
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,300,842   21,300,842
  Buildings and improvements . . . . . . . . . . . . . . . . .     69,505,112   69,439,819
                                                                 ------------  -----------
                                                                   90,805,954   90,740,661
  Less accumulated depreciation. . . . . . . . . . . . . . . .     18,046,819   16,583,348
                                                                 ------------  -----------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . .     72,759,135   74,157,313
Investment in unconsolidated ventures, at equity . . . . . . .          --       8,026,013
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        682,346      741,184
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,507,999    1,666,682
                                                                 ------------  -----------
                                                                 $ 85,950,688   99,483,214
                                                                 ============  ===========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    307,993      291,589
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        136,945      197,765
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        195,407      196,729
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        985,416    1,171,341
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        502,954      612,082
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,128,715    2,469,506
Tenant security deposits . . . . . . . . . . . . . . . . . . .        312,839      328,622
Investment in unconsolidated ventures, at equity . . . . . . .         27,307        --
Long-term debt, less current portion . . . . . . . . . . . . .     25,913,549   26,146,638
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     28,382,410   28,944,766
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings (losses) . . . . . . . . . . . .        669,520      459,660
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,570,739)  (1,389,844)
                                                                 ------------  -----------
                                                                     (881,219)    (910,184)
                                                                 ------------  -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings (losses) . . . . . . . . . . . .     29,461,714   16,290,597
      Cumulative cash distributions. . . . . . . . . . . . . .    (84,753,532) (58,583,280)
                                                                 ------------  -----------
                                                                   58,449,497   71,448,632
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .     57,568,278   70,538,448
                                                                 ------------  -----------
                                                                 $ 85,950,688   99,483,214
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ---------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ----------  ----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 2,999,877    2,961,759   8,467,988    8,297,044
  Interest income. . . . . . . . . . . . .     168,474      225,281     617,138      643,636
                                           -----------   ----------  ----------   ----------
                                             3,168,351    3,187,040   9,085,126    8,940,680
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     586,672      591,880   1,764,006    1,779,390
  Depreciation . . . . . . . . . . . . . .     313,973      621,979   1,463,471    1,866,349
  Property operating expenses. . . . . . .   1,182,167      911,169   2,989,339    2,581,084
  Professional services. . . . . . . . . .      37,136        5,301     155,008      142,717
  Amortization of deferred expenses. . . .      63,264       51,338     150,363      154,017
  General and administrative . . . . . . .      72,797      140,078     333,764      277,087
  Provision for value impairment . . . . .       --       8,200,000       --       8,200,000
                                           -----------   ----------  ----------   ----------
                                             2,256,009   10,521,745   6,855,951   15,000,644
                                           -----------   ----------  ----------   ----------
        Operating earnings (loss). . . . .     912,342   (7,334,705)  2,229,175   (6,059,964)
Partnership's share of operations
  from unconsolidated ventures . . . . . .     179,129      101,684     305,823      367,870
                                           -----------   ----------  ----------   ----------
        Net operating earnings (loss). . .   1,091,471   (7,233,021)  2,534,998   (5,692,094)

Partnership's share of gain on
 sale of investment property of
 unconsolidated ventures . . . . . . . . .   1,242,525        --     10,845,979        --
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $ 2,333,996   (7,233,021) 13,380,977   (5,692,094)
                                           ===========   ==========  ==========   ==========

        Net earnings (loss) per
         limited partnership
         interest:
          Net operating earnings . . . . . $      8.29       (54.93)      19.25       (43.23)
          Partnership's share of gain on
           sale of investment property
           of unconsolidated ventures. . .        9.73        --          84.94        --
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $     18.02       (54.93)     104.19       (43.23)
                                           ===========   ==========  ==========   ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $    105.00        11.00      206.00        33.00
                                           ===========   ==========  ==========   ==========


















                 See accompanying notes to consolidated financial statements.




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)

                                                                       1996          1995
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $13,380,977    (5,692,094)
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,463,471     1,866,349
    Amortization of deferred expenses. . . . . . . . . . . . . . .     150,363       154,017
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .     271,619       653,381
    Partnership's share of gain on sale of
      investment property of unconsolidated ventures . . . . . . . (10,845,979)        --
    Provision for value impairment . . . . . . . . . . . . . . . .       --        8,200,000
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .    (106,902)      259,061
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     (56,827)      (43,342)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     158,683      (159,722)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (60,820)      150,623
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (1,322)       (1,228)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .    (109,128)        --
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (185,925)       93,027
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (15,783)       (3,991)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .      (8,678)     (111,678)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .   4,033,749     5,364,403
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --        3,929,127
  Cash sales proceeds from sale of interest in unconsolidated
    venture, net of selling expenses . . . . . . . . . . . . . . .  18,289,470         --
  Additions to investment properties, net. . . . . . . . . . . . .     (65,293)     (203,300)
  Partnership's distributions from unconsolidated ventures . . . .     340,210         --
  Partnership's contributions to unconsolidated ventures . . . . .      (2,000)       (1,575)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (91,525)      (21,777)
                                                                   -----------   -----------
          Net cash provided by (used in) investing activities. . .  18,470,862     3,702,475
                                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (216,685)     (201,394)
  Distributions to limited partners. . . . . . . . . . . . . . . . (26,170,252)   (4,213,800)
  Distributions to general partners. . . . . . . . . . . . . . . .    (180,895)     (117,050)
                                                                   -----------   -----------
          Net cash provided by (used in) financing activities. . . (26,567,832)   (4,532,244)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .  (4,063,221)    4,534,634

          Cash and cash equivalents, beginning of year . . . . . .  13,599,171     5,011,101
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 9,535,950     9,545,735
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $ 1,765,328     1,780,618
                                                                   ===========   ===========
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========


















                 See accompanying notes to consolidated financial statements.




              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                   Unpaid at
                                                 September 30,
                              1996       1995        1996
                            --------    ------   -------------
Property management and
 leasing fees. . . . . . .  $ 70,608    80,182         --
Insurance commissions. . .    10,028     9,986         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .   110,188   191,405        97,314
                            --------   -------        ------

                            $190,824   281,573        97,314
                            ========   =======        ======

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the nine months ended September 30, 1996 were approximately $106,000, all of which was paid at September 30, 1996.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,331,000 at September 30, 1996. All amounts deferred or currently payable do not bear interest.

FIRST FINANCIAL

     On September 11, 1996, the joint venture sold the First Financial office building to an unaffiliated third-party for a sale price of $37,900,000 (before selling expenses and prorations). The joint venture received approximately $13,000,000 of net sale proceeds at closing (which reflected the assumption by the buyer of the mortgage loan with a current balance of approximately $24,700,000), substantially all of which was allocable to JMB/First Financial pursuant to the Encino Venture agreement. The sale resulted in approximately $2,845,000 of gain for financial reporting purposes in 1996, of which approximately $1,239,000 was allocated to the Partnership.

     The First Financial office building was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $138,000 and $(54,000) of operations of such property for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of approximately $33,604,000 at December 31, 1995.

     In order to finalize the two-year loan extension of the property's mortgage loan in November 1995, the Partnership and its affiliated partner loaned in late 1995 $4.0 million (approximately $1.5 millon by the Partnership) to the joint venture to fund the required principal payment.
A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner indicated that it would not fund its required share. The Partnership and its affiliated partner reached an agreement with the unaffiliated partner to modify the joint venture agreement. In April 1996, the unaffiliated partner became a limited partner as a result of this modification.

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

     Concurrently, Urban exercised its right of first refusal and purchased the other 70.188% of the Partnership's interest (i.e., a 17.547% interest) in West Dade for $9,431,107 (paid in cash at closing), subject to proration. Urban also assumed a proportionate share of the Partnership's share of obligations and liabilities of West Dade from and after the effective date of the transaction. The price of the interest sold to Urban was in proportion to that sold to the Venture Partner, and the other terms of the sale with Urban were based on those applicable to the sale with the Venture Partner. In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the transaction. The Partnership recognized an approximate $9,607,000 gain for financial reporting purposes and expects to recognize a gain for Federal income tax purposes in 1996. The Partnership made a cash distribution of $105 per Interest from the sales proceeds in August 1996.

CERRITOS INDUSTRIAL PARK

     From 1997 through 1998, leases at the Cerritos Industrial Park representing 68% of the rentable square footage are scheduled to expire, not all of which are expected to renew. Although the Partnership had begun marketing the property for sale, there can be no assurance that a sale transaction can be finalized in the near term.

FOUNTAIN VALLEY INDUSTRIAL PARK

     Fountain Valley is currently 94% leased and occupied (including temporary tenants). From the remainder of 1996 through 1998, leases at the Fountain Valley Industrial Park representing 39% of the leasable square footage are scheduled to expire, not all of which are expected to be renewed. The Partnership had been examining the economic benefits, including the use of Partnership funds, of a partial redevelopment of the property to retail uses, with the support of the City of Fountain Valley. However, the City of Fountain Valley is not currently able to give its approval to such a partial retail conversion due to other city projects currently underway.

RIVERTREE COURT SHOPPING CENTER

     The Rivertree Court Shopping Center operates in a market which continues to experience significant growth in the commercial and residential sectors.

     In January 1996, HomeGoods vacated its approximate 40,000 square feet of space in the center. Primarily as a result thereof, the occupancy of the center declined from 99% to 84% during the first quarter. The HomeGoods lease was assigned to Best Buy Company, Inc. ("Best Buy"), an existing tenant of approximately 25,000 square feet at the center. On August 2, 1996, Best Buy relocated to the former HomeGoods space (expanded to approximately 44,000 square feet) and the Partnership allowed Best Buy to terminate its former lease upon vacating its former space. The Partnership has entered into a lease with PetsMart to lease Best Buy's former space with a projected occupancy of the fourth quarter of 1996.

     During September 1996, the Partnership entered into a letter of intent to sell the property in late 1996 for a sale price of $32,500,000. The closing is subject to documentation and certain other closing conditions and there can be no assurance that the sale will be finalized on any terms.

If the sale were to be finalized on the proposed terms, the Partnership would expect to recognize a nominal gain for both financial reporting and Federal income tax purposes in 1996. Accordingly, the property was classified as held for sale or disposition at July 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include approximately $3,324,000 and $3,058,000 of revenues and $2,636,000 and $2,809,000 of operating expenses with respect to the property for the nine months ended September 30, 1996 and 1995. The property had a net carrying value of $31,400,000 at September 30, 1996 and $31,870,000 at December 31, 1995, respectively.

ADAMS/WABASH

     The Palmer House Hotel did not renew its exclusive parking agreement with the Adams/Wabash Self Park upon its expiration in December 1995. This has had a negative impact on the property's operating cash flow and is projected to reduce the preferred return payable to the Partnership by approximately $350,000 for 1996. This impact should be partially mitigated in future years as the property continues to increase transient parking volume to replace revenues previously generated by the Palmer House contract. Effective November 1, 1996, an affiliate of the General Partner assumed responsibility for the management of Adams/Wabash Self Park on substantially the same terms.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 5,835 Interests in the Partnership at $350 per Interest. During the third quarter, another unsolicited tender offer, with an unspecified expiration date, was received by certain Limited Partners to purchase an unspecified number of Interests at $270 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. In June the first such offer expired. As of November 1996, approximately 1,268 Interests were purchased by such unaffiliated third parties pursuant to such offers. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At September 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $9,536,000. Such funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     In 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow in May and November. In November, the Partnership expects to make a semi-annual distribution of cash generated from operations of $17 per Interest ($9 per Interest for the third quarter and $8 per Interest for the fourth quarter). The net reduction in distributions from prior distribution levels was necessary primarily due to reductions in operating cash flow resulting from the sale of the Partnership's interest in the Miami International Mall and the First Financial Plaza office building. In addition, the Partnership anticipates reductions in operating cash flow due to the re-leasing programs required at certain of the Partnership's remaining investment properties over the next few years.

     A special distribution of $70 per Interest was made in May 1996 consisting of $20 of previously undistributed cash generated from operations and $50 of previously undistributed sales proceeds. In August 1996, a distribution of $105 per Interest was made representing sales proceeds from the sale of the Partnership's interest in Miami International Mall. In addition, the Partnership anticipates making a distribution of sale proceeds of $38 per Interest from the sale of First Financial in November 1996. Previously, these sums had been reserved to fund the costs associated with the possible redevelopment of portions of the Fountain Valley Industrial Park to retail use. However, the Partnership did not receive municipal approval for the redevelopment program and, therefore, is distributing the funds no longer required for the project. Future cash distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the expected future capital requirements of the Partnership.

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


RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is primarily due to the special distribution to the Limited Partners of $70 per Interest in May 1996 partially offset by the temporary investment of sales proceeds received from the sale of the First Financial Plaza office building investment property as discussed above.

     The decrease in investment in unconsolidated ventures at September 30, 1996 as compared to December 31, 1995 is primarily due to the April 1996 sale of the Partnership's interest in the Miami International Mall investment property and September 1996 sale of the First Financial Plaza office building investment property.

     The decrease in unearned rents at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of rental receipts at the Rivertree Court Shopping Center investment property.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the decrease in the Partnership's average invested balance in U.S. Government obligations at September 30, 1996 as compared to September 30, 1995.

     The decrease in depreciation for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the Rivertree Court Shopping Center investment property being classified as held for sale or disposition at July 1, 1996, and therefore, not being subject to continued depreciation.

     The increase in property operating expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to an increase in real estate tax expense at the Partnership's Rivertree Court Shopping Center investment property. The increase is also due to the expensing of approximately $190,000 of accumulated costs (previously included in buildings and improvements in the accompanying consolidated financial statements) related to the potential redevelopment project, which is no longer viable, to partially convert the Fountain Valley Industrial Park investment property to retail uses.

     The increase in general and administrative expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to an increase in state income tax expense and an increase in reimbursable costs for the Partnership.

     The decrease in Partnership's share of operations from unconsolidated ventures and increase in gain on sale of investment property of unconsolidated venture for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to the sale of the Partnership's interest in the Miami International Mall effective March 31, 1996 and the sale of the First Financial Plaza office building effective September 11, 1996.

     The provision for value impairment for the three and nine months ended September 30, 1995 is due to the provision for value impairments recorded at September 30, 1995 for both the Fountain Valley and Cerritos Industrial Park investment properties of $4,200,000 and $4,000,000, respectively.
Such provisions were recorded to reduce the net carrying value of the investment properties to their then estimated recoverable values.







PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                         1995                            1996
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. First Financial Plaza
    Encino (Los Angeles),
    California . . . . . . .    89%      86%      88%       89%    82%    84%     N/A
2. Miami International Mall
    Miami, Florida . . . . .    89%      91%      90%       94%    94%    N/A     N/A
3. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois (1) . . . . . .    85%      96%      95%       99%    84%    83%     89%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California . . . . . . .    92%      92%     100%       88%    93%   100%     94%
5. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .   100%     100%     100%      100%   100%   100%    100%
6. Adams/Wabash Self Park
    Chicago, Illinois. . . .     *        *        *         *      *      *       *

---------------
     An "N/A" indicates that the property was sold and not owned by the Partnership at the end of the quarter.

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of September 30,
1996 is 48%.


    (1)  The Rivertree Court Shopping Center is 97% leased as of September 30, 1996.  In December 1995, the
HomeGoods Store lease (40,560 square feet or 14% of the property) was assigned to Best Buy Company, Inc., which opened August 2, 1996, as more further described in the Notes to Consolidated Financial Statements included in this report.






ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

        3-A. The Prospectus of the Partnership dated August 20, 1986 as supplemented October 31, 1986 and January 26, 1987 as filed with the Commission pursuant to Rules 424(b) and 424(c) is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 000-19496) dated March 18, 1993.

        3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated by reference to Exhibit 3-B to the Partnership's report for December 31, 1992 on Form 10-K (File No. 000-19496) dated March 18, 1993.

        3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 000-19496) dated August 9, 1996.

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

        10-E. Purchase Agreement and amendments thereto dated August 9, 1996 relating to the sale of First Financial Plaza by JMB Encino
Partnership, L.P. are filed herewith.

        27.   Financial Data Schedule


  Although certain long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule (b)(4)(iii), the Registrants commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

  (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:November 8, 1996