Form 10-K405
period 1996-12-31
JMB INCOME PROPERTIES LTD XIII
filed 1997-03-28
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996              Commission file no. 000-19496



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




                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   8

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   8

PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  15

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  21

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  48


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  48

Item 11.     Executive Compensation . . . . . . . . . . .  51

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  52

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  53


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  53


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  55












                                   i




                                PART I


Item 1.  Business

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - XIII (the "Partnership"), is a limited partnership formed in 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing properties, primarily existing commercial real properties. On August 20, 1986, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-4107). A total of 126,409 Interests (at an offering price of $1,000 per Interest, before discounts) were sold to the public during 1987. The offering closed on April 14, 1987. No investor has made any additional capital contribution after such date. The investors in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation, and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the
Partnership's business taken as a whole.   Pursuant to the Partnership
Agreement, the Partnership is required to terminate no later than October 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs no later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Mid Rivers Mall
    St. Peters
    (St. Louis),
    Missouri. . . . . .       323,100     12/12/86          1/30/92              Fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnerships)
2. First Financial Plaza
    Office Building
    Encino
    (Los Angeles),
    California. . . . .       216,000      5/20/87          9/11/96              Fee ownership of land and
                               sq.ft.                                            improvements (through
                               n.r.a.                                            joint venture partnerships)
                                                                                 (c)(f)
3. Miami International
    Mall
    Miami, Florida. . .       967,300      1/1/88           4/8/96               Fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnerships)
                                                                                 (c)(f)
4. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois. . . . . .       297,000     10/20/88            23%                Fee ownership of land and
                               sq.ft.                                            improvements (b)(d)(e)
                               g.l.a.
5. Fountain Valley
    Industrial Park
    Industrial Buildings
    Fountain Valley
    (Los Angeles),
    California. . . . .       393,100      11/1/88            16%                Fee ownership of land and
                               sq.ft.                                            improvements (b)(e)
                                b.a.




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------

6. Cerritos Industrial
    Park Industrial
    Buildings
    Cerritos
    (Los Angeles),
    California. . . . .       197,100      11/1/88            7%                 Fee ownership of land and
                               sq.ft.                                            improvements (b)(e)
                                b.a.
7. Adams/Wabash
    Self Park
    Chicago, Illinois .    671 spaces and  10/1/90            25%                Fee ownership of land and
                               28,800                                            improvements (through
                               sq.ft.                                            joint venture partnership)
                               g.l.a.                                            (c)(d)(e)





-----------------------

     (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

     (b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

     (c) Reference is made to the Notes filed with this annual report for a description of the joint venture partnerships through which the Partnership made this real property investment.

     (d) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     (e) Reference is made to Item 8 - Schedule III filed with the annual report for further information concerning real estate taxes and depreciation.

     (f) The property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.





     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In April 1996, effective March 31, 1996, the Partnership sold its direct interest in West Dade County Associates (which owned the land, building, related improvements and personal property known as the Miami International Mall located in Miami, Florida). Reference is made to the Notes for a further description of such transaction.

     The Partnership through JMB/First Financial Associates, a joint venture with JMB Income Properties, Ltd. - XII (a partnership sponsored by the Managing General Partner of the Partnership), has an interest in JMB Encino Partnership, L.P. ("Encino"), with an unaffiliated venture partner ("Encino Venture Partner"). On September 11, 1996, Encino sold the land, building, related improvements and personal property known as First Financial Office Building located in Encino, California. Reference is made to the Notes for a further description of such transaction.

     In December 1996, the Partnership sold the land, building, related improvements and personal property of one of the land parcels that compose the Fountain Valley Industrial Park located in Fountain Valley, California as described further in the Notes.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated properties as of December 31, 1996.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:




                                                       1995                            1996
                                        ------------------------------  ------------------------------
                       Principal           At      At      At      At      At      At      At      At
                       Business           3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                       -------------      ----    ----    ----   -----    ----    ----   -----   -----
1. First Financial
    Plaza
    Encino (Los
    Angeles),
    California. . . .  University/
                       Bank/Housing
                       Developer           89%     86%     88%     89%     82%     84%     N/A     N/A
2. Miami Interna-
    tional Mall
    Miami, Florida. .  Retail              89%     91%     90%     94%     94%     N/A     N/A     N/A
3. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois. . . . .  Retail              85%     96%     95%     99%     84%     83%     89%     90%
4. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California. . . .  Retail/
                       Electronics
                       Repair/
                       Nuts and Bolts
                       Distributor         92%     92%    100%     88%     93%    100%     94%     94%
5. Cerritos
    Industrial Park
    Cerritos
    (Los Angeles),
    California. . . .  Aircraft Parts
                       Manufacturer/
                       Tire Distributor   100%    100%    100%    100%    100%    100%    100%    100%
6. Adams/Wabash
    Self Park
    Chicago,
    Illinois. . . . .  Parking Garage       *       *       *       *      *       *       *        *




--------------------

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable. However, the approximate occupancy level for the retail portion of the structure as of December 31, 1996 is 45%.

     The Rivertree Court Shopping Center is 99% leased as of December 31, 1996. In December 1996, PetsMart (25,031 square feet or 8% of the property), which opened its store to the public on February 19, 1997, commenced rental payments per their lease, as further described in the Notes.

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during fiscal years 1996 and 1995.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 8,927 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 for a discussion of cash distributions made to the Limited Partners.





ITEM 6.  SELECTED FINANCIAL DATA

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                          YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 11,973,382    12,545,834    11,984,676    12,292,002    11,140,476
                           ============  ============  ============  ============   ===========
Operating earnings
 (loss) . . . . . . . . .  $  3,526,448    (4,938,478)    2,853,977     3,179,510     2,206,794
Partnership's share of
 operations of uncon-
 solidated ventures . . .       258,637       760,913    (1,894,493)     (157,847)     (251,748)
                           ------------  ------------  ------------  ------------  ------------
    Net operating
      earnings (loss) . .     3,785,085    (4,177,565)      959,484     3,021,663     1,955,046
Partnership's share of
  gain on sale of
  investment property
  and gain on sale of
  investment property
  from unconsolidated
  venture . . . . . . . .    11,090,549         --          298,917       346,208     6,366,463
                           ------------  ------------  ------------  ------------  ------------
Net earnings (loss)
  before partnership's
  share of extra-
  ordinary item from
  unconsolidated
  venture . . . . . . . .    14,875,634    (4,177,565)    1,258,401     3,367,871     8,321,509
Partnership's share of
  extraordinary items
  from unconsolidated
  venture . . . . . . . .         --            --         (375,000)     (521,183)        --
                           ------------  ------------  ------------  ------------  ------------
Net earnings (loss) . . .  $ 14,875,634    (4,177,565)      883,401     2,846,688     8,321,509
                           ============  ============  ============  ============   ===========





                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Net earnings (loss)
 per Interest (b):
  Net operating
    earnings (loss) . . .  $      28.74        (31.72)         7.29         22.95         14.85
  Partnership's share
    of gain on invest-
    ment property and
    share of gain on
    sale of investment
    property from
    unconsolidated
    venture . . . . . . .         86.85         --             2.34          2.71         49.86
  Partnership's share
    of extraordinary
    item from uncon-
    solidated venture . .         --            --            (2.85)        (3.96)        --
                           ------------  ------------  ------------  ------------  ------------
    Net earnings (loss)
      per Interest. . . .  $     115.59        (31.72)         6.78         21.70         64.71
                           ============  ============  ============  ============   ===========
Total assets. . . . . . .  $ 80,097,683    99,483,214   109,171,952   113,581,933   115,959,504
Long-term debt. . . . . .  $ 25,482,974    26,146,638    26,436,573    26,700,000    15,700,000
Cash distributions
  per Interest (c). . . .  $     261.00         44.00         41.00         40.00         85.00
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






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Adams/Wabash
Self Park          a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       40%                 51.93
                               1993 . . . . .       47%                 52.86
                               1994 . . . . .       51%                 47.94
                               1995 . . . . .       45%                 50.93
                               1996 . . . . .       45%                 48.85

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

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------

                          No individual tenant
                          comprises more than
                          10% of the GLA at the
                          property.





                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Adams/Wabash Self Park:

                                                                            Annualized        Percent of
                                           Number of     Approx. Total      Base Rent         Total 1996
                          Year Ending      Expiring      GLA of Expiring    of Expiring       Base Rent
                          December 31,     Leases            Leases         Leases            Expiring
                          ------------     ---------     ---------------    -----------       ----------
                              1997               1             1,784             86,114            13%
                              1998               1             1,133             47,856             7%
                              1999              --             --                 --                --
                              2000               1             1,034             51,452             8%
                              2001               3             6,215            313,515            48%
                              2002               1             2,038             66,000            10%
                              2003              --             --                 --                --
                              2004              --             --                 --                --
                              2005               1             2,591             90,000            14%
                              2006              --             --                 --                --







Property
--------

Rivertree Court
Shopping Center    a)     The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------

                               1992 . . . . .       90%                 11.28
                               1993 . . . . .       97%                 11.52
                               1994 . . . . .       85%                 12.86
                               1995 . . . . .       99%                 12.04
                               1996 . . . . .       90%                 12.10

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------

                          Cineplex Odeon           40,000        720,000   2/2008          $24.00 psf
                          (Cinema)                                                           through 2/2013
                                                                                           $26.00 psf
                                                                                             through 2/2018
                          Best Buy (c(2))          44,384        384,424   1/2011          $10.87 psf
                          (Retail)                                                           through 1/2016
                                                                                           $11.57 psf
                                                                                             through 1/2021
                                                                                           $12.26 psf
                                                                                             through 1/2025





                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Rivertree Court Shopping Center:

                                                                            Annualized        Percent of
                                           Number of     Approx. Total      Base Rent         Total 1996
                          Year Ending      Expiring      GLA of Expiring    of Expiring       Base Rent
                          December 31,     Leases           Leases          Leases            Expiring
                          ------------     ---------     ---------------    -----------       ----------
                              1997               3             5,250             52,625             2%
                              1998               9            60,624            647,588            19%
                              1999               8            18,760            300,238             9%
                              2000               6            11,409            150,500             4%
                              2001               6            31,512            391,711            11%
                              2002               1             2,318             37,088             1%
                              2003              --             --                 --                --
                              2004               1             1,000             19,000             1%
                              2005              --             --                 --                --
                              2006               1            11,250            157,500             5%






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $113,741,000 (after deducting selling expenses and other offering costs) with which to make investments (primarily in existing commercial real property), to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 and early 1997, some of the Limited Partners in the Partnership received unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership from unaffiliated third parties with offers ranging between $265 and $350 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Two of the aforementioned offers have expired and two are currently scheduled to expire by early April 1997.

     In November 1996, an unaffiliated third party made an unsolicited tender offer for up to 4.9% of the Interest in the Partnership at $400 per Interest. The Partnership was neutral in its recommendation to accept or reject such offer. The offer expired in December 1996.

     As of the date of this report, the Partnership is aware that 1,365.58 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,744,000. Such funds are available for future distributions to partners and working capital requirements. As more fully described in the Notes, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $537,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1997 is currently budgeted to be approximately $483,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and through the sale of such investments. In 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow in the months of May and November of each year. In May 1996, the Partnership made its first semi-annual distribution of cash generated from operations of $20 per Interest ($11 per Interest for the first quarter and $9 per Interest for the second quarter). In November, the Partnership made a semi-annual distribution of cash generated from operations of $17 per Interest ($9 per Interest for the third quarter and $8 per Interest for the fourth quarter).

The net reduction in distributions from prior distribution levels was necessary primarily due to reductions in operating cash flow resulting from the sale of the Partnership's interest in the Miami International Mall and the First Financial Plaza office building.

     A special distribution of $70 per Interest was made in May 1996 consisting of $20 of previously undistributed cash generated from operations and $50 of previously undistributed sales proceeds. In August 1996, a distribution of $105 per Interest was made representing sales proceeds from the sale of the Partnership's interest in Miami International Mall. In addition, the Partnership paid a distribution of sale proceeds of $38 per Interest from the sale of First Financial in November 1996. Previously, these sums had been reserved to fund the costs associated with the possible redevelopment of portions of the Fountain Valley Industrial Park to retail use. However, the Partnership did not receive municipal approval for the redevelopment program, and therefore, the General Partner's funds are no longer required for the project. Future cash distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties, the expected future capital requirements of the Partnership and the eventual sale prices of the Partnership's investment properties.

CERRITOS INDUSTRIAL PARK

     Cerritos is currently 100% leased and occupied. From 1997 through 1998, leases at the Cerritos Industrial Park representing 59% of the rentable square footage are scheduled to expire, not all of which are expected to renew. The Cerritos Industrial Park investment property was classified as held for sale or disposition at October 1, 1996, and therefore, will not be subject to continued depreciation after that date. During 1996, the Partnership has been marketing the Cerritos Industrial Park investment property for sale and is currently in negotiations with a prospective buyer for the purchase of the property. If the sale was consummated on its proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. However, there can be no assurance that these discussions will result in a sale that will be finalized on any terms.

     In February 1994, True Form (42,750 square feet or 22% of the gross leasable area), filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Partnership determined that the $80,000 owed by True Form as of the date of the bankruptcy filing is uncollectible and has been written-off. The Partnership entered into a new lease with True Form's successor in bankruptcy, TFI Acquisition, Inc., in May, 1995.

FOUNTAIN VALLEY INDUSTRIAL PARK

     Fountain Valley is currently 94% leased and occupied (including temporary tenants). From 1997 through 1998, leases at the Fountain Valley Industrial Park representing 39% of the leasable square footage are scheduled to expire, not all of which are expected to be renewed. The Partnership had been examining the economic benefits, including the use of Partnership funds, of a partial redevelopment of the property to retail uses, with the support of the City of Fountain Valley. However, the City of Fountain Valley is not currently able to give its approval to such a partial retail conversion due to other city projects currently underway. Hence, the Partnership is no longer pursuing such redevelopment.





     On December 31, 1996, the Partnership sold one of the buildings and related land parcel at the Fountain Valley Industrial Park for $665,000 (before selling costs). Reference is made to the Notes for a further description of such sale.

ADAMS/WABASH

     The Palmer House Hotel did not renew its exclusive parking agreement with the Adams/Wabash Self Park upon its expiration in December 1995. This has had a negative impact on the property's operating cash flow in 1996 and should be partially mitigated in future years as the property continues to increase transient parking volume to replace revenues previously generated by the Palmer House contract as discussed in the Notes. Effective November 1, 1996, an affiliate of the General Partner assumed responsibility for the management of Adams/Wabash Self Park on substantially the same terms as previous management.

RIVERTREE COURT SHOPPING CENTER

     The Rivertree Court Shopping Center operates in a market which continues to experience significant growth in the commercial and residential sectors.

     In January 1996, HomeGoods vacated its approximate 40,000 square feet of space in the center. Primarily as a result thereof, the occupancy of the center declined from 99% to 84% during the first quarter. The HomeGoods lease was assigned to Best Buy Company, Inc. ("Best Buy"), an existing tenant of approximately 25,000 square feet at the center. On August 2, 1996, Best Buy relocated to the former HomeGoods space (expanded to approximately 44,000 square feet) and the Partnership allowed Best Buy to terminate its former lease upon vacating its former space. The Partnership entered into a lease with PetsMart to lease Best Buy's former space. PetsMart commenced rental payments in December 1996 and opened its store on February 15, 1997.

     The property was classified as held for sale or disposition at July 1, 1996, and therefore, has not been subject to continued depreciation since that date. During September 1996, the Partnership entered into a letter of intent and subsequently, a purchase and sale agreement with an unaffiliated third-party to sell the property. The closing was subject to documentation and certain other closing conditions. Prior to the satisfaction of all closing conditions under the purchase and sale agreement, the buyer elected not to continue with the transaction. The Partnership continues to market the property for sale.

FIRST FINANCIAL

     On September 11, 1996, the joint venture sold the First Financial office building for $37,900,000 (before selling costs). Reference is made to the Notes for a further description of such sale.

JMB/MIAMI

     On April 8, 1996, effective March 31, 1996, JMB/Miami was voluntarily dissolved by an agreement of its partners and its 50% ownership interest in West Dade and related assets were distributed to its partners based on their respective ownership percentages. Accordingly, the Partnership acquired a direct 25% ownership interest in West Dade. The Partnership then sold its entire 25% interest in West Dade for $13,436,731 (before selling costs). Reference is made to the Notes for a further description of such sale.





GENERAL

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,511,000 at December 31, 1996. All amounts deferred or currently payable do not bear interest.

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership may seek loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited.

     Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. In such regard, all of the remaining properties of the Partnership have been classified as held for sale or disposition as of December 31, 1996 and are no longer subject to continued depreciation. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the special distribution to the Limited Partners of $70 per Interest in May 1996.

     The decrease in investment in unconsolidated ventures at December 31, 1996 as compared to December 31, 1995 is primarily due to the April 1996 sale of the Partnership's interest in the Miami International Mall investment property and the September 1996 sale of the First Financial Plaza office building investment property.

     The decrease in accrued rents receivable at December 31, 1996 as compared to December 31, 1995 is primarily due to the amortization of rental income on a straight-line basis for certain tenants at the Partnership's investment properties.

     The increase in accounts payable as of December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of certain annual professional services at the Partnership level.

     The decrease in unearned rents at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of rental receipts at the Rivertree Court Shopping Center investment property.

     The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the loss of the Palmer House parking contract at the Adams/Wabash investment property. The increase in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the increase in transient parking income at the Adams/Wabash investment property. This increase is partially offset by lower effective tenant rents upon renewal at certain of the Partnership's other investment properties.

     The decrease in interest income year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the decrease in the Partnership's average invested balance in U.S. Government obligations during 1996 as compared to during 1995. The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the increase in the average balance in U.S. Government obligations and higher rates earned in 1995.

     The decrease in depreciation for the year ended December 31, 1996 as compared to the years ended December 31, 1995 is primarily due to the Rivertree Court Shopping Center and Cerritos Industrial Park investment properties being classified as held for sale or disposition at July 1, 1996 and October 1, 1996, respectively, and therefore, not being subject to continued depreciation. The decrease in depreciation for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to both the Fountain Valley and Cerritos Industrial Park investment properties having recorded provisions for value impairment of $4,200,000 and $4,000,000, respectively, on September 30, 1995.

     The increase in professional costs for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is primarily due to the costs associated with retaining Lehman Brothers Inc. as financial advisor in matters dealing with tender offers as described above, and legal fees incurred during the potential sale of Rivertree.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the years ended December 31, 1996 and 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partner in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.

     The provision for value impairment for the year ended December 31, 1995 is due to the provisions for value impairments recorded at September 30, 1995 for both the Fountain Valley and Cerritos Industrial Park investment properties of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their then estimated recoverable values.

     The decrease in Partnership's share of operations from unconsolidated ventures and the increase in the Partnership's share of the gain on sale of investment property of unconsolidated venture for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the sale of the Partnership's interest in the Miami International Mall effective March 31, 1996 and the sale of the First Financial Plaza office building effective September 11, 1996.

     The decrease in the amount of loss from Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the provision for value impairment recorded at First Financial of approximately $6,475,000 at December 31, 1994.

     The Partnership's decrease in share of the gain on sale of investment property of unconsolidated venture for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the sale of an outparcel at the Miami International Mall in December 1994.

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

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the properties remain substantially occupied. In addition, many of the leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XIII and consolidated venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  3,743,541       13,599,171
  Interest, rents and other receivables . . . . . . . . . . . . . . .      1,232,970        1,121,270
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         71,674           68,901
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        144,050          102,680
                                                                        ------------      -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . .      5,192,235       14,892,022

Investment properties - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          21,300,842
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --          69,439,819
                                                                        ------------      -----------

                                                                               --          90,740,661
  Less:  accumulated depreciation . . . . . . . . . . . . . . . . . .          --          16,583,348
                                                                        ------------      -----------

         Total properties held for investment,
           net of accumulated depreciation. . . . . . . . . . . . . .          --          74,157,313

  Properties held for sale or disposition . . . . . . . . . . . . . .     72,718,307            --
                                                                        ------------      -----------

          Total investment properties . . . . . . . . . . . . . . . .     72,718,307       74,157,313

Investments in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           8,026,013
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        732,036          741,184
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .      1,455,105        1,666,682
                                                                        ------------      -----------
                                                                        $ 80,097,683       99,483,214
                                                                        ============      ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            ----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    313,664          291,589
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        300,262          197,765
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        194,950          196,729
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .      1,201,572        1,171,341
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        444,575          612,082
                                                                        ------------      -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .      2,455,023        2,469,506

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        314,124          328,622
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,482,974       26,146,638
                                                                        ------------      -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .     28,252,121       28,944,766
                                                                        ------------      -----------

Partners' capital accounts (deficits):
    General partners:
        Capital contributions.. . . . . . . . . . . . . . . . . . . .         20,000           20,000
        Cumulative net earnings . . . . . . . . . . . . . . . . . . .        721,969          459,660
        Cumulative cash distributions . . . . . . . . . . . . . . . .     (1,631,037)      (1,389,844)
                                                                        ------------      -----------
                                                                            (889,068)        (910,184)
                                                                        ------------      -----------
    Limited partners (126,414 interests):
        Capital contributions, net of offering costs. . . . . . . . .    113,741,315      113,741,315
        Cumulative net earnings . . . . . . . . . . . . . . . . . . .     30,903,922       16,290,597
        Cumulative cash distributions . . . . . . . . . . . . . . . .    (91,910,607)     (58,583,280)
                                                                        ------------      -----------
                                                                          52,734,630       71,448,632
                                                                        ------------      -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .     51,845,562       70,538,448
                                                                        ------------      -----------
                                                                        $ 80,097,683       99,483,214
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.




                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $11,279,441       11,715,228      11,453,067
  Interest income . . . . . . . . . . . . . . . . .         693,941          830,606         531,609
                                                        -----------      -----------     -----------
                                                         11,973,382       12,545,834      11,984,676
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       2,370,249        2,369,963       2,397,689
  Depreciation. . . . . . . . . . . . . . . . . . .       1,721,808        2,468,066       2,489,094
  Property operating expenses . . . . . . . . . . .       3,561,629        3,608,455       3,596,944
  Professional services . . . . . . . . . . . . . .         271,487          206,307         196,630
  Amortization of deferred expenses . . . . . . . .         191,354          234,401         205,219
  General and administrative. . . . . . . . . . . .         330,407          397,120         245,123
  Provision for value impairment. . . . . . . . . .           --           8,200,000           --
                                                        -----------      -----------     -----------
                                                          8,446,934       17,484,312       9,130,699
                                                        -----------      -----------     -----------
        Operating earnings (loss) . . . . . . . . .       3,526,448       (4,938,478)      2,853,977
Partnership's share of operations of uncon-
  solidated ventures. . . . . . . . . . . . . . . .         258,637          760,913      (1,894,493)
                                                        -----------      -----------     -----------
        Net operating earnings (loss) . . . . . . .       3,785,085       (4,177,565)        959,484
Partnership's gain on sale of investment property .         217,690            --              --
Partnership's share of gain on sale of
  investment property from unconsolidated venture .      10,872,859            --            298,917
                                                        -----------      -----------     -----------
        Net earnings (loss) before Partner-
          ship's share of extraordinary
          item from unconsolidated venture. . . . .      14,875,634       (4,177,565)      1,258,401
Partnership's share of extraordinary item from
  unconsolidated venture. . . . . . . . . . . . . .           --               --           (375,000)
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $14,875,634       (4,177,565)        883,401
                                                        ===========      ===========     ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------

Net earnings (loss) per limited partnership
 interest:
  Net operating earnings (loss) . . . . . . . . . .     $     28.74           (31.72)           7.29
  Partnership's gain on sale of investment property            1.70            --              --
  Partnership's share of gain on sale
    of investment property from unconsolidated
    venture . . . . . . . . . . . . . . . . . . . .           85.15            --               2.34
  Partnership's share of extra-
    ordinary items from
    unconsolidated venture. . . . . . . . . . . . .           --               --              (2.85)
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $    115.59           (31.72)           6.78
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




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
             --------   ---------- -------------    --------    -----------  ---------- ------------- ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993 . . . . $20,000      600,395   (1,088,351)    (467,956)  113,741,315   19,444,026  (47,729,553) 85,455,788

Net earnings
 (loss) . . .    --         26,368        --          26,368         --         857,033        --        857,033
Cash distri-
 butions
 ($41.00 per
 Interest). .    --          --        (145,426)    (145,426)        --           --      (5,235,327) (5,235,327)
              -------     --------   ----------     --------   -----------   ----------  -----------  ----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1994 . . . . $20,000      626,763   (1,233,777)    (587,014)  113,741,315   20,301,059  (52,964,880) 81,077,494

Net earnings
 (loss) . . .    --       (167,103)       --        (167,103)        --      (4,010,462)       --     (4,010,462)
Cash distri-
 butions
 ($44.00 per
 Interest). .    --          --        (156,067)    (156,067)        --           --      (5,618,400) (5,618,400)
              -------     --------   ----------     --------   -----------   ----------  -----------  ----------




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
             --------   ---------- -------------    --------    -----------  ---------- ------------- ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1995 . . . .  20,000      459,660   (1,389,844)    (910,184)  113,741,315   16,290,597  (58,583,280) 71,448,632

Net earnings
 (loss) . . .    --        262,309        --         262,309         --      14,613,325        --     14,613,325
Cash distri-
 butions
 ($261.00 per
 Interest). .    --          --        (241,193)    (241,193)        --           --     (33,327,327)(33,327,327)
              -------     --------   ----------     --------   -----------   ----------  -----------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1996 . . . . $20,000      721,969   (1,631,037)    (889,068)  113,741,315   30,903,922  (91,910,607) 52,734,630
              =======     ========   ==========     ========   ===========   ==========  ===========  ==========













                          See accompanying notes to consolidated financial statements.




                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $14,875,634       (4,177,565)        883,401
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .       1,721,808        2,468,066       2,489,094
    Amortization of deferred expenses . . . . . . .         191,354          234,401         205,219
    Partnership's share of operations
      of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . .         318,805         (760,913)      1,894,493
    Partnership's gain on sale of investment
      property. . . . . . . . . . . . . . . . . . .        (217,690)           --              --
    Partnership's share of gain on sale
      of investment property from unconsolidated
      venture . . . . . . . . . . . . . . . . . . .     (10,872,859)           --           (298,917)
    Partnership's share of extraordinary
      item from unconsolidated venture. . . . . . .           --               --            375,000
    Provision for value impairment. . . . . . . . .           --           8,200,000           --
  Changes in:
    Interest, rents and other receivables . . . . .        (111,700)        (290,577)        209,191
    Prepaid expenses. . . . . . . . . . . . . . . .          (2,773)          (2,973)          1,680
    Escrow deposits . . . . . . . . . . . . . . . .         (41,370)          (2,803)         30,592
    Accrued rents receivable. . . . . . . . . . . .         211,577         (228,961)       (264,239)
    Accounts payable  . . . . . . . . . . . . . . .         102,497           65,817         (83,765)
    Accrued interest. . . . . . . . . . . . . . . .          (1,779)          (1,653)        (13,786)
    Accrued real estate taxes . . . . . . . . . . .          30,231          (59,886)         75,475
    Unearned rents. . . . . . . . . . . . . . . . .        (167,507)         541,674          70,408
    Tenant security deposits. . . . . . . . . . . .         (14,498)         (11,591)         29,745
                                                        -----------      -----------     -----------
        Net cash provided (used in)
          by operating activities . . . . . . . . .       6,021,730        5,973,036       5,603,591
                                                        -----------      -----------     -----------





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .           --           9,214,950       2,305,513
  Additions to investment properties. . . . . . . .        (678,815)        (280,626)       (139,621)
  Partnership's distributions from
    unconsolidated ventures and proceeds
    from sale of investment property. . . . . . . .      18,908,480        1,346,250       1,800,625
  Partnership's contributions to uncon-
    solidated ventures. . . . . . . . . . . . . . .         (64,710)      (1,539,075)        (64,095)
  Payment of deferred expenses. . . . . . . . . . .        (182,206)         (80,931)       (224,919)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .      17,982,749        8,660,568       3,677,503
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (291,589)        (271,067)       (190,706)
  Distributions to limited partners . . . . . . . .     (33,327,327)      (5,618,400)     (5,235,327)
  Distributions to general partners . . . . . . . .        (241,193)        (156,067)       (145,426)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          financing activities. . . . . . . . . . .     (33,860,109)      (6,045,534)     (5,571,459)
                                                        -----------      -----------     -----------
        Net increase (decrease) in
          cash and cash equivalents . . . . . . . .      (9,855,630)       8,588,070       3,709,635

        Cash and cash equivalents,
          beginning of year . . . . . . . . . . . .      13,599,171        5,011,101       1,301,466
                                                        -----------      -----------     -----------

        Cash and cash equivalents,
          end of year . . . . . . . . . . . . . . .     $ 3,743,541       13,599,171       5,011,101
                                                        ===========      ===========     ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest . . . .     $ 2,372,028        2,371,616       2,411,475
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt:
      Proceeds of new debt. . . . . . . . . . . . .     $     --               --         11,200,000
      Retirement of old debt. . . . . . . . . . . .           --               --        (11,000,000)
      Deferred mortgage costs . . . . . . . . . . .           --               --            (69,531)
      Funding of escrow . . . . . . . . . . . . . .           --               --           (130,469)
                                                        -----------      -----------     -----------
          Net proceeds from refinancing of
            long-term debt. . . . . . . . . . . . .     $     --               --              --
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




                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through a joint venture) an equity investment portfolio of United States real estate. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated venture, Adams/Wabash Limited Partnership ("Adams/Wabash"). The effect of all transactions between the Partnership and Adams/Wabash have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in JMB First Financial Associates ("First Financial") (prior to its sale in September 1996) and JMB/Miami International Associates ("JMB/Miami") (prior to its sale of interest in April 1996). Accordingly, the accompanying financial statements do not include the accounts of First Financial and JMB/Miami.

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

     The net effect of these items is summarized as follows for the years ended December 31, 1996 and 1995:







                                                    1996                              1995
                                     ------------------------------   ------------------------------
                                                         TAX BASIS                        TAX BASIS
                                       GAAP BASIS       (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------      -----------     ------------     -----------
Total assets. . . . . . . . . . . .    $80,097,683       98,913,009       99,483,214     118,361,537

Partners' capital accounts
 (deficits):
  General partners. . . . . . . . .       (889,068)         180,325         (910,184)       (681,719)
  Limited partners. . . . . . . . .     52,734,630       71,153,760       71,448,632      90,969,526

Net earnings (loss):
  General partners. . . . . . . . .        262,309        1,103,238         (167,103)        127,926
  Limited partners. . . . . . . . .     14,613,325       13,511,562       (4,010,462)      3,070,232

Net earnings (loss)
  per Interest. . . . . . . . . . .         115.59           106.88           (31.72)          24.29
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,576,773 and $13,321,024 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of deferred lease commissions and loan fees which are amortized over their respective terms using the straight-line method.

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

     The Partnership has acquired, either directly or through joint ventures, three shopping centers, two multi-tenant industrial buildings, an office complex and a parking/retail structure. In January 1992, the Partnership's interest in the Mid Rivers Mall was sold. In 1996, the Partnership's interest in the First Financial office building and the Miami International Mall were sold. All of the properties owned at December 31, 1996 were operating. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                       YEARS
                                                       -----
      Building and improvements -- straight-line. .      30
      Personal property -- straight-line. . . . . .       5
                                                         ==

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.





     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     All remaining properties are considered to be held for sale as of December 31, 1996, and therefore, will not be subject to continued depreciation. The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were $3,468,110, ($5,149,790) and $2,769,803, respectively, for the years ended December 31, 1996, 1995 and 1994. In addition, the accompanying consolidated financial statements include $258,637, $760,913 and ($1,894,493), respectively, of the
Partnership's share of total property operations of $1,016,511, $3,519,977 and ($3,855,963) of unconsolidated properties held for sale or disposition as of December 31, 1996 or sold or disposed of in the past three years.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.


INVESTMENT PROPERTIES

FOUNTAIN VALLEY AND CERRITOS INDUSTRIAL PARKS

     On December 31, 1996, the Partnership sold one of the buildings and related land parcel at the Fountain Valley Industrial Park to the unaffiliated tenant that had been leasing the building. The sale price was $665,000 and the net sale proceeds after paying down $350,000 of the outstanding mortgage, required per the Lender, and closing costs was $255,723. The sale resulted in approximately $218,000 and $121,000 of gain for financial reporting and Federal income tax purposes, respectively, in 1996.

     The Cerritos Industrial Park investment property was classified as held for sale or disposition at October 1, 1996, and therefore, has not been subject to continued depreciation since that date. As previously reported, the Partnership has been marketing the Cerritos Industrial Park investment property for sale and is currently in negotiations with a prospective buyer for the purchase of the property. If the sale was consummated on its proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. However, there can be no assurance that these discussions will result in a sale that will be finalized on any terms.

     The Fountain Valley Industrial Park investment property has been classified as held for sale or disposition at December 31, 1996, and therefore, will not be subject to continued depreciation after that date.

     New and renewal leases at the Fountain Valley and Cerritos Industrial Parks may continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. The costs incurred upon releasing may result in a decrease in cash flow from operations from these properties over the near term. As of September 30, 1995, due to the uncertainty at such time of the Partnership's ability to recover the net carrying values of the Fountain Valley Industrial Park and Cerritos Industrial Park investment properties through future operations and sale, given the expected holding period not being in excess of December 31, 1999, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investments of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their then estimated fair values based upon an analysis of discounted estimated future cash flows over the projected holding period. There can be no assurance that the estimated fair value of either of the properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

RIVERTREE COURT SHOPPING CENTER

     The property was classified as held for sale or disposition at July 1, 1996, and therefore, has not been subject to continued depreciation since that date. During September 1996, the Partnership entered into a letter of intent and subsequently, a purchase and sale agreement with an unaffiliated third-party to sell the property. The closing was subject to documentation and certain other closing conditions under the purchase and sale agreement, the buyer elected not to continue with the transaction. The Partnership continues to market the property for sale.

     In January 1996, HomeGoods vacated its approximate 40,000 square feet of space in the center. Primarily as a result thereof, the occupancy of the center declined from 99% to 84% during the first quarter. The HomeGoods lease was assigned to Best Buy Company, Inc. ("Best Buy"), an existing tenant of approximately 25,000 square feet at the center. On August 2, 1996, Best Buy relocated to the former HomeGoods space (expanded to approximately 44,000 square feet) and the Partnership allowed Best Buy to terminate its former lease upon vacating its former space. The Partnership entered into a lease with PetsMart to lease Best Buy's former space. PetsMart commenced rental payments in December 1996 and opened its store on February 15, 1997.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership has made initial cash capital contributions of approximately $24,994,000. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above venture, one parking/retail structure.

     There are certain risks associated with the Partnership's investment made through the joint venture including the possibility that the Partnership's joint venture partners might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.




FIRST FINANCIAL

     On May 20, 1987, the Partnership, through First Financial, a joint venture with JMB-XII, acquired an interest in a general partnership ("Encino") with an affiliate of the developer ("Encino Venture Partner"). Encino owned an office building in Encino (Los Angeles), California. First Financial made an initial investment in the aggregate amount of approximately $49,812,000 to Encino.

     In November 1987, First Financial caused Encino to obtain a third party first mortgage loan in the amount of $30,000,000. The proceeds of such loan were distributed to First Financial to reduce its contribution and to the Encino Venture Partner who subsequently repaid a $15,500,000 loan from First Financial. Thus, the total cash investment of First Financial for its interest in the office building, after consideration of the funding of the $30,000,000 permanent financing, was approximately $20,000,000, of which the Partnership's share was approximately $7,500,000.

     The first mortgage loan on the property matured November 1, 1995. Effective November 1, 1995, Encino and the existing lender amended and restated the existing mortgage loan. The new principal balance of the amended note at November 1, 1995 was $24,970,148. This amount was comprised of the then outstanding principal portion of $28,970,148 on the original $30,000,000 note less a required $4,000,000 principal paydown by Encino, all of which was advanced by First Financial at closing of which the Partnership's share of such paydown was $1,500,000. The amended loan had an interest rate of 8.67% and a term of two years resulting in a maturity date of November 1, 1997.

     In order to finalize the loan extension described above, the Partnership and its affiliated partner advanced approximately $4.0 million (approximately $1.5 million by the Partnership) to the joint venture to fund the required principal paydown and related loan fees. A capital call had been made on the unaffiliated joint venture partner for its share of the total required amount; however, the unaffiliated joint venture partner indicated that it did not intend to fund its required share. The Partnership and its affiliated partner reached an agreement with the unaffiliated partner to modify the joint venture agreement. In April 1996, the unaffiliated partner became a limited partner as a result of this modification.

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which was allocated to First Financial. The Partnership's share of such provision to First Financial was approximately $2,428,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated fair value based upon an analysis of discounted estimated future cash flows over the projected holding period.

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




     The First Financial office building was classified as held for sale as of April 1, 1996 and therefore was not subject to continued depreciation since that time.

     On September 11, 1996, the joint venture sold the First Financial office building to an unaffiliated third-party for a sale price of $37,900,000 (before selling expenses and prorations). The joint venture received approximately $13,000,000 of net sale proceeds at closing (which reflected the assumption by the buyer of the mortgage loan with a current balance of approximately $24,700,000 and closing costs), substantially all of which were allocable to JMB/First Financial pursuant to the Encino venture agreement. The sale resulted in approximately $2,880,000 and $18,800,000 of gain for financial reporting purposes and Federal income tax purposes in 1996, respectively, of which approximately $1,268,000 and $28,000 of gain was allocated to the Partnership, respectively. The Partnership made a cash distribution of $38 per Interest from the sales proceeds in November 1996.

     The Encino partnership agreement generally provided that First Financial was entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contri-butions. Any remaining cash flow was to be split equally between First Financial and the Encino Venture Partner. Pepperdine University, under its tenant lease, was entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined).

     All of Encino's operating profits and losses before depreciation were allocated to First Financial in 1994, 1995 and 1996.

     The Encino partnership agreement also generally provided that net sale proceeds and net refinancing proceeds (as defined), after any amounts due to Pepperdine University pursuant to its tenant lease, were to be distributed: first, to First Financial in an amount equal to the deficiency, if any, in its cumulative preferred return as described above; next, to First Financial in the amount of its capital contributions; next, to the Encino Venture Partner in an amount equal to $400,000; any remaining proceeds were to be split equally between First Financial and the Encino Venture Partner.

     The terms of the First Financial partnership agreement provided that annual cash flow, net sale or refinancing proceeds, and tax items were to be distributed or allocated, as the case may be, to the Partnership in proportion to its 37.5% share of capital contributions.

     The office building was managed by an affiliate of the Encino Venture Partner for a fee based upon a percentage of rental receipts (as defined) of the property.

JMB/MIAMI

     On January 26, 1988, the Partnership, through JMB/Miami International Associates ("JMB/Miami"), a general partnership with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership, West Dade County Associates ("West Dade") in which JMB/Miami was a general partner, with an affiliate of the developer (the "Venture Partner"), which owned an enclosed regional shopping center in Miami, Florida known as Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd. ("IDS/JMB"), a partnership sponsored by an affiliate of the General Partners of the Partnership made a capital contribution to JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P. ("Urban"), a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the General Partners of the




Partnership). The Partnership's cash investment in JMB/Miami was $10,402,500. The terms of JMB/Miami partnership agreement provided that annual cash flow, net sale or refinancing proceeds, and tax items were to be distributed or allocated, as the case may be, to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Miami invested $17,678,694 for a 50% interest in West Dade and $1,126,306 as a contribution for initial working capital requirements of West Dade. The West Dade venture agreement provided that JMB/Miami and the Venture Partner generally were each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of West Dade and were each obligated to advance 50% of any additional funds required under the terms of the West Dade venture agreement.

     West Dade sold a 4 acre outparcel of land at the Miami International Mall in December 1994 for a net sales price of approximately $1,466,000 after certain selling costs, of which the Partnership's share was approximately $367,000. For financial reporting purposes, West Dade has recognized a gain in 1994 of approximately $1,195,000, of which the Partnership's share is approximately $299,000. For income tax purposes, West Dade has recognized a gain in 1994 of approximately $985,000, of which the Partnership's share is a gain of approximately $274,000.

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

     On April 8, 1996, the Venture Partner purchased 29.812% (i.e., a 7.453% interest) of the Partnership's interest in West Dade for $4,005,624 (paid in cash at closing), subject to proration. The Venture Partner also assumed a proportionate share of the Partnership's obligations and liabilities of West Dade from and after March 31, 1996, the effective date of the transaction. The Venture Partner is not affiliated with the Partnership or its General Partners, and the terms of the sale were determined by arm's-length negotiations.

     Concurrently, Urban exercised its right of first refusal and purchased the other 70.188% of the Partnership's interest (i.e., a 17.547% interest) in West Dade for $9,431,107 (paid in cash at closing), subject to proration. Urban also assumed a proportionate share of the Partnership's share of obligations and liabilities of West Dade from and after the effective date of the transaction. The price of the interest sold to Urban was in proportion to that sold to the Venture Partner, and the other terms of the sale with Urban were based on those applicable to the sale with the Venture Partner. In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the transaction. The Partnership recognized an approximate $9,604,000 gain for financial reporting purposes and recognized a gain of approximately $11,475,000 for Federal income tax purposes in 1996. The Partnership made a cash distribution of $105 per Interest from the sales proceeds in August 1996.

     The shopping center was managed by an affiliate of the Venture Partner. The manager is paid an annual fee equal to 4-1/2% of the net operating income of the shopping center.





ADAMS/WABASH

     On April 19, 1988, an affiliate of the Partnership entered into a forward commitment on behalf of the Partnership to make a cash investment in the Adams/Wabash Limited Partnership ("Adams/Wabash"), which constructed a parking garage and retail space structure (the "Project") in Chicago, Illinois. The Project contains 671 parking spaces and approximately 28,800 square feet of rentable retail area. The Partnership has funded approximately $24,994,000 in full satisfaction of its total cash commitment.

     Upon acquisition, the Partnership was admitted to Adams/Wabash with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993 pursuant to the terms of the Adams/Wabash Partnership Agreement. The Managing General Partner of the Partnership has a .1% interest with the remaining 25% held by the developers. The Partnership is entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Any distributable cash flow in excess of the Partnership's preferred return will be distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also has a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss are, in general, allocated in accordance with distributions of cash flow. Accordingly, for financial reporting purposes, for the years ended December 31, 1996, 1995 and 1994, the Partnership was allocated 100% of the operating profits of Adams/Wabash. Although the Partnership received its preferred returns for 1994 and 1995, as of December 31, 1996, the Partnership has a cumulative deficiency in its annual preferred return of approximately $300,000.

     The property has been classified as held for sale or disposition at December 31, 1996, and therefore, will not be subject to continued depreciation after that time. Effective November 1, 1996, an affiliate of the General Partners assumed the management of the retail portion of the property for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

LONG-TERM DEBT

     (a)  Long-term debt consisted of the following at December 31, 1996 and 1995:
                                           1996            1995
                                        -----------     -----------
10.03% mortgage note; secured by
 the Rivertree Court Shopping
 Center located in Vernon Hills
 (Chicago), Illinois; payable
 monthly, interest only; due
 January 1, 1999. . . . . . . . .       $15,700,000      15,700,000

7.32% mortgage note; secured by the
 Fountain Valley and Cerritos
 Industrial Parks located in
 Fountain Valley and Cerritos
 (Los Angeles), California,
 respectively; payable in monthly
 installments of principal and
 interest of $88,998, remaining
 principal balance of approximately
 $8,624,000 plus accrued interest
 due on March 1, 2001 . . . . . .        10,096,638      10,738,227
                                        -----------      ----------
    Total debt. . . . . . . . . .        25,796,638      26,438,227
    Less current portion of
     long-term debt . . . . . . .           313,664         291,589
                                        -----------      ----------
    Total long-term debt. . . . .       $25,482,974      26,146,638
                                        ===========      ==========




     Five year maturities of long-term debt are summarized as follows:

                   1997 . . . . . . . .  $   313,664
                   1998 . . . . . . . .      337,410
                   1999 . . . . . . . .   16,062,954
                   2000 . . . . . . . .      390,432
                   2001 . . . . . . . .    8,692,178
                                         ===========

     (b)  FOUNTAIN VALLEY INDUSTRIAL PARK AND CERRITOS INDUSTRIAL PARK

     In February 1994, the Partnership extended and increased the Fountain Valley and Cerritos Industrial Park first mortgage loan to the principal amount of $11,200,000. After payment of costs and fees related to the refinancing, there were no distributable proceeds from the loan extension.

     In December 1996, the Partnership sold one of the parcels and related building that compose the Fountain Valley Industrial Park investment property for a sale price of $665,000. The lender required a principal paydown of the loan in the amount of $350,000 which reduces the balloon payment due on March 1, 2001. Reference is made to the Fountain Valley footnote for a further discussion of the sale.


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

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. Accordingly, approximately $4,893,000 of disbursable cash and approximately $618,000 of sale proceeds from the sale of the Mid Rivers Mall have been deferred by the General Partners. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts. Accordingly, the General Partners waived their right to receive the allocation of sale proceeds, which otherwise would have been deferred per above, from the sale of the Partnership's interest in the Miami International Mall and the First Financial Plaza in 1996.





LEASES - AS PROPERTY LESSOR

     The Partnership and its consolidated venture's principal assets are two multi-tenant industrial building complexes, a shopping center and a parking/retail structure. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over their estimated useful lives. Leases with tenants range in term from one to fifteen years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, certain leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

     Industrial Building Complexes:
       Cost . . . . . . . . . . . . . . . . . . . .   $28,704,198
       Accumulated depreciation . . . . . . . . . .    (7,066,326)
                                                      -----------
                                                       21,637,872
                                                      -----------
     Shopping Center:
       Cost . . . . . . . . . . . . . . . . . . . .    39,928,703
       Accumulated depreciation . . . . . . . . . .    (8,042,403)
                                                      -----------
                                                       31,886,300
                                                      -----------
     Parking/Retail Structure:
       Cost . . . . . . . . . . . . . . . . . . . .    22,390,562
       Accumulated depreciation . . . . . . . . . .    (3,196,427)
                                                      -----------
                                                       19,194,135
                                                      -----------
                                                      $72,718,307
                                                      ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

     1997 . . . . . . . . . . . . . . . . . . . . .    $ 6,230,942
     1998 . . . . . . . . . . . . . . . . . . . . .      5,270,789
     1999 . . . . . . . . . . . . . . . . . . . . .      4,495,019
     2000 . . . . . . . . . . . . . . . . . . . . .      4,082,291
     2001 . . . . . . . . . . . . . . . . . . . . .      3,466,665
     Thereafter . . . . . . . . . . . . . . . . . .     14,891,094
                                                       -----------
          Total . . . . . . . . . . . . . . . . . .    $38,436,800
                                                       ===========


TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to such affiliated property manager's assets is acting as the property manager of the Fountain Valley and Cerritos Industrial Parks after the assignment on the same terms that existed prior to the assignment. Effective November 1, 1996, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1996       1995       1994     1996
                          --------   --------   --------------------
Property management
 and leasing fees . . . . $ 97,773    103,838    212,212     2,418
Insurance commissions . .   10,028      9,986      8,393     --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .    4,416     76,545     82,333     --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   39,269     69,714     40,240     5,247
Reimbursement (at cost)
 for legal services . . .    7,578      1,762      6,221     3,899
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .    1,099    137,851     12,151       114
                          --------    -------    -------    ------
                          $160,163    399,696    361,550    11,678
                          ========    =======    =======    ======

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. All amounts deferred or currently payable do not bear interest.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the year ended December 31, 1996 were approximately $133,000, all of which has been paid at December 31, 1996.







INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary combined financial information for First Financial and JMB/Miami as of and for the years ended December 31, 1996 and 1995 is as follows:


                                             1996            1995
                                         ------------     -----------

Current assets. . . . . . . . . . . . .  $     --           4,433,344
Other current liabilities . . . . . . .        --            (915,416)
                                         ------------     -----------

    Working capital . . . . . . . . . .        --           3,517,928

Investment property, net. . . . . . . .        --          77,209,499
Other assets, net . . . . . . . . . . .        --           1,723,225
Long-term debt. . . . . . . . . . . . .        --         (72,080,876)
Other liabilities . . . . . . . . . . .        --            (359,793)
Venture partners' equity. . . . . . . .        --          (1,983,970)
                                         ------------     -----------

     Partnership's capital. . . . . . .  $     --           8,026,013
                                         ============     ===========

Represented by:
  Invested capital. . . . . . . . . . .  $     --          33,638,348
  Cumulative distributions. . . . . . .        --         (30,079,909)
  Cumulative earnings . . . . . . . . .        --           4,467,574
                                         ------------     -----------
                                         $     --           8,026,013
                                         ===========      ===========
Total income. . . . . . . . . . . . . .  $  7,227,991      19,328,590
                                         ============     ===========

Operating expenses. . . . . . . . . . .  $  6,209,999      15,808,613
                                         ============     ===========

Operating earnings (loss) . . . . . . .  $  1,017,992       3,519,977
                                         ============     ===========

Gain on sale of land and property . . .  $  2,882,573           --
                                         ============     ===========

Net income (loss) . . . . . . . . . . .  $  3,900,565       3,519,977
                                         ============     ===========

     Total income, operating expenses, gain on sale of land and property, extraordinary item and net loss of the above-mentioned ventures for the year ended December 31, 1994 were $18,725,264, $22,776,897, $1,195,670,
($1,000,000) and ($3,855,963), respectively.





                                                                                                SCHEDULE III

                                       JMB INCOME PROPERTIES, LTD. - XIII

                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1996



                                                             COSTS
                                                           CAPITALIZED
                                INITIAL COST TO            SUBSEQUENT TO         GROSS AMOUNT AT WHICH CARRIED
                                PARTNERSHIP (A)           ACQUISITION (C)            AT CLOSE OF PERIOD (B)
                            ----------------------- -------------------------------------------------------------
                                        BUILDINGS               BUILDINGS                  BUILDINGS
                    ENCUM-                 AND                     AND                        AND
                    BRANCE      LAND   IMPROVEMENTS    LAND    IMPROVEMENTS       LAND   IMPROVEMENTS   TOTAL (D)
                    ------    -------- ----------------------- ------------     -------- ------------  ----------
Industrial
 Complexes:
Fountain Valley
 Industrial
 Park and
 Cerritos
 Industrial
 Park . . . . .$10,096,638   9,111,020   25,783,707 (2,372,929) (3,817,600)    6,738,091   21,966,107  28,704,198

Shopping Center:
 Rivertree
 Court Shopping
 Center . . . . 15,700,000   7,893,178   30,830,231      --      1,205,294     7,893,178   32,035,525  39,928,703

Parking/Retail:
 Adams/Wabash
 Self Park. . .     --       6,530,093   14,547,233     32,411   1,280,825     6,562,504   15,828,058  22,390,562
               -----------  ----------   ---------- ----------  ----------    ----------   ----------  ----------

    Total . . .$25,796,638  23,534,291   71,161,171 (2,340,518) (1,331,481)   21,193,773   69,829,690  91,023,463
               ===========  ==========   ========== ==========  ==========    ==========   ==========  ==========





                                                                              SCHEDULE III - CONTINUED

                                     JMB INCOME PROPERTIES, LTD. - XIII

                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1996
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(E)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
Industrial Complexes:
 Fountain Valley
 Industrial Park
 and Cerritos
 Industrial Park. . . . . . . . . .   $ 7,066,326       1967-1970     11/1/88       5-30 years      205,910

Shopping Center:
 Rivertree Court
 Shopping Center. . . . . . . . . .     8,042,403         1988       10/20/88       5-30 years      749,542

Parking/Retail:
 Adams/Wabash
 Self Park. . . . . . . . . . . . .     3,196,427       1989-1990     10/1/90         30 years      474,326
                                      -----------                                                 ---------

    Total . . . . . . . . . . . . .   $18,305,156                                                 1,429,778
                                      ===========                                                 =========

------------------

     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $98,777,887.
     (C)  The Partnership recorded a provision for value impairment of $8,200,000 in 1995 which was recorded as a reduction to land and building and improvements.





                                                                              SCHEDULE III - CONTINUED

                                     JMB INCOME PROPERTIES, LTD. - XIII

                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


(D)   Reconciliation of real estate owned:

                                                             1996            1995              1994
                                                         ------------    ------------      -----------
     Balance at beginning of period . . . . . . . . .     $90,740,661      98,660,035       98,520,414
     Additions during period. . . . . . . . . . . . .         678,815         280,626          139,621
     Reductions during period . . . . . . . . . . . .        (396,013)          --               --
     Provision for value impairment . . . . . . . . .           --         (8,200,000)           --
                                                          -----------     -----------       -----------

     Balance at end of period . . . . . . . . . . . .     $91,023,463      90,740,661       98,660,035
                                                          ===========     ===========       ===========

(E)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .     $16,583,348      14,115,282       11,626,188
     Depreciation expense . . . . . . . . . . . . . .       1,721,808       2,468,066        2,489,094
                                                          -----------     -----------       -----------

     Balance at end of period . . . . . . . . . . . .     $18,305,156      16,583,348       14,115,282
                                                          ===========     ===========       ===========







ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during fiscal years 1996 and 1995.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware Corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, is an Associate General Partner of the Partnership. The limited partners of AGPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates. AGPP Associates, L.P. is also the sole general partner of Income Partners-XIII, an Illinois limited partnership that is the other Associate General Partner of the Partnership.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XII ("JMB Income-XII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is a director of USC, Inc. as well as a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Managing General Partner receive no current or proposed direct remuneration in such capacities. Pursuant to the Partnership Agreement, the General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1996, 1995 and 1994, the General Partners received cash distributions in the amount of $241,193, $156,067 and $141,879, respectively. As of December 31, 1996, the General Partners have deferred payment of distributions in the aggregate amount of approximately $5,511,000.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the offering, the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, an affiliate of the General Partners was due reimbursement for such out-of-pocket expenses in the amount of $1,099, of which $114 was unpaid as of December 31, 1996.

     The General Partners may be reimbursed for salaries and salary-related direct expenses of officers and employees of the Managing General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Managing General Partner was due reimbursement for such expenses in the amount of $51,263 of which $9,146 was unpaid as of December 31, 1996.

     Affiliates of the General Partners have provided property management services for the Rivertree Court Shopping Center and the retail portion of the Adams/Wabash Self Park during 1996. In 1996, such affiliates earned aggregate property management fees amounting to $97,773 of which $2,418 was unpaid as of December 31, 1996.

     Certain directors and officers of the General Partners have an equity interest in a company that provided property management services for the Adams/Wabash Self Park during 1996. In 1996, such company earned aggregate property management fees amounting to $133,000, all of which was paid at December 31, 1996.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1996 aggregating $10,028 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

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

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

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

          4-C. Modification document relating to the mortgage loan secured by the First Financial Plaza Office Building in Encino, California, which is hereby incorporated by reference to Exhibit 4-C to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 000-19496) dated March 25, 1996.

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

          10-E. Sale documents relating to the sale by the Partnership of an interest in the Miami International Mall in Miami, Florida are hereby incorporated by reference to the Partnership's Report for April 8, 1996 on Form 8-K (File No. 0-19496) dated April 23, 1996.

          10-F. Purchase Agreement and amendments thereto dated August 9, 1996 relating to the sale of First Financial Plaza by JMB Encino
Partnership, L.P. are hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-19496) dated November 8, 1996.

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

   No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             JMB INCOME PROPERTIES, LTD. - XIII

             By:     JMB Realty Corporation
                     Managing General Partner


                     GAILEN J. HULL
             By:     Gailen J. Hull
                     Senior Vice President
             Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:     JMB Realty Corporation
                     Managing General Partner

                     JUDD D. MALKIN*
             By:     Judd D. Malkin, Chairman and
                     Chief Financial Officer
             Date:   March 21, 1997

                     NEIL G. BLUHM*
             By:     Neil G. Bluhm, President and Director
             Date:   March 21, 1997

                     H. RIGEL BARBER*
             By:     H. Rigel Barber, Chief Executive Officer
             Date:   March 21, 1997

                     GLENN E. EMIG*
             By:     Glenn E. Emig, Chief Operating Officer
             Date:   March 21, 1997


                     GAILEN J. HULL
             By:     Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
             Date:   March 21, 1997

                     A. LEE SACKS*
             By:     A. Lee Sacks, Director
             Date:   March 21, 1997

                     STUART C. NATHAN*
             By:     Stuart C. Nathan, Executive Vice President
                       and Director
             Date:   March 21, 1997

             *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
             By:     Gailen J. Hull, Attorney-in-Fact
             Date:   March 21, 1997




                  JMB INCOME PROPERTIES, LTD. - XIII

                             EXHIBIT INDEX

                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE   PAGE
                                                  ------------   ----

3-A.      Pages 8-19, 64-70, A-7 to A-16,
          A-34 to A-35 of the Prospectus
          of the Partnership dated August 20,
          1986, as supplemented on October 31,
          1986, and January 26, 1987             Yes             --

3-B.      Amended and Restated Agreement of
          Limited Partnership                    Yes             --

3-C.      Acknowledgement of rights and duties
          of the General Partners of the
          Partnership                            Yes             --

4-A.      Mortgage loan agreement related to
          the Rivertree Court Shopping Center    Yes             --

4-B.      Mortgage loan agreement related to
          West Dade                              Yes             --

4-C.      Mortgage loan modification
          documents related to First
          Financial Plaza Office Building        Yes             --

10-A.     Acquisition documents relating to
          the Rivertree Court Shopping Center    Yes             --

10-B.     Acquisition documents relating to
          the Fountain Valley Industrial
          Buildings and Cerritos Industrial
          Buildings                              Yes             --

10-C.     Acquisition documents relating to
          the Adams/Wabash Parking Garage        Yes             --

10-D.     Sale documents relating to the
          Mid Rivers Mall                        Yes             --

10-E.     Sale documents relating to the
          sale by the Partnership of an
          interest in the Miami International
          Mall                                   Yes             --

10-F.     Purchase Agreement and amendments
          thereto relating to the sale of
          First Financial Plaza by JMB Encino
          Partnership, L.P.                      Yes             --

21.       List of Subsidiaries                   No

24.       Powers of Attorney                     No

27.       Financial Data Schedule                No