Form 10-Q
period 1997-03-31
JMB INCOME PROPERTIES LTD XIII
filed 1997-05-13
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1997                    Commission file #000-19496




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

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  MARCH 31,    DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  5,312,087    3,743,541
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $177,663 in 1997 and
    $48,604 in 1996) . . . . . . . . . . . . . . . . . . . . .      1,027,482    1,232,970
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         11,919       71,674
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        222,079      144,050
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .      6,573,567    5,192,235

Investment properties held for sale or disposition . . . . . .     72,765,441   72,718,307
                                                                 ------------  -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        729,614      732,036
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,447,118    1,455,105
                                                                 ------------  -----------
                                                                 $ 81,515,740   80,097,683
                                                                 ============  ===========




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    319,439      313,664
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        229,373      300,262
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        194,485      194,950
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,291,883    1,201,572
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        595,458      444,575
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,630,638    2,455,023
Tenant security deposits . . . . . . . . . . . . . . . . . . .        312,678      314,124
Long-term debt, less current portion . . . . . . . . . . . . .     25,400,916   25,482,974
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     28,344,232   28,252,121
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings (losses) . . . . . . . . . . . .        775,007      721,969
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,631,037)  (1,631,037)
                                                                 ------------  -----------
                                                                     (836,030)    (889,068)
                                                                 ------------  -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings (losses) . . . . . . . . . . . .     32,176,830   30,903,922
      Cumulative cash distributions. . . . . . . . . . . . . .    (91,910,607) (91,910,607)
                                                                 ------------  -----------
                                                                   54,007,538   52,734,630
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .     53,171,508   51,845,562
                                                                 ------------  -----------
                                                                 $ 81,515,740   80,097,683
                                                                 ============  ===========


                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          (UNAUDITED)
                                                                      1997           1996
                                                                  ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,996,030     2,712,925
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .      42,564       168,002
                                                                   -----------    ----------
                                                                     3,038,594     2,880,927
                                                                   -----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .     583,922       589,727
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .       --          574,210
  Property operating expenses. . . . . . . . . . . . . . . . . . .     896,616       792,261
  Professional services. . . . . . . . . . . . . . . . . . . . . .      95,763        72,651
  Amortization of deferred expenses. . . . . . . . . . . . . . . .       5,955        43,550
  General and administrative . . . . . . . . . . . . . . . . . . .     130,392       134,022
                                                                   -----------    ----------
                                                                     1,712,648     2,206,421
                                                                   -----------    ----------
        Operating earnings (loss). . . . . . . . . . . . . . . . .   1,325,946       674,506

Partnership's share of operations
  from unconsolidated ventures . . . . . . . . . . . . . . . . . .       --          113,325
                                                                   -----------    ----------

        Net earnings (loss). . . . . . . . . . . . . . . . . . . . $ 1,325,946       787,831
                                                                   ===========    ==========

        Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . . . . . . . . . . . . . . . . $     10.07          5.98
                                                                   ===========    ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . . . . . . . . . $     --            11.00
                                                                   ===========    ==========

                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          (UNAUDITED)

                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $ 1,325,946       787,831
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --          574,210
    Amortization of deferred expenses. . . . . . . . . . . . . . .       5,955        43,550
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .       --         (113,325)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     205,488       289,622
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      59,755        49,484
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .       7,987         1,909
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (70,889)       58,985
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (465)       45,622
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .     150,883      (151,557)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      90,311        81,046
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (1,446)      (12,361)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (78,029)       20,685
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .   1,695,496     1,675,701
                                                                   -----------   -----------
Cash flows from investing activities:
  Additions to investment properties, net. . . . . . . . . . . . .     (47,134)      (93,010)
  Partnership's distributions from unconsolidated ventures . . . .       --          475,000
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .      (3,533)      (36,125)
                                                                   -----------   -----------
          Net cash provided by (used in) investing activities. . .     (50,667)      345,865
                                                                   -----------   -----------




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .     (76,283)      (54,267)
  Distributions to limited partners. . . . . . . . . . . . . . . .       --       (1,404,600)
  Distributions to general partners. . . . . . . . . . . . . . . .       --          (39,017)
                                                                   -----------   -----------
          Net cash provided by (used in) financing activities. . .     (76,283)   (1,497,884)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .   1,568,546       523,682

          Cash and cash equivalents, beginning of year . . . . . .   3,743,541    13,599,171
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 5,312,087    14,122,853
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   584,387       544,105
                                                                   ===========   ===========
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========


















                 See accompanying notes to consolidated financial statements.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1997 AND 1996

                          (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell all of its remaining investment properties. Accordingly, these properties have been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such properties were $1,352,000 and $718,140, respectively, for the three months ended March 31, 1997 and 1996. In addition, the accompanying consolidated financial statements include $0 and $113,325, respectively, of the Partnership's share of total property operations of $0 and $197,224 for the three months ended March 31, 1997 and 1996, respectively, for unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                   March 31,
                               1997      1996        1997
                             -------    ------   -------------
Property management and
 leasing fees. . . . . . .   $38,522    19,146      12,352
Insurance commissions. . .      --        --          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    17,931    13,091       16,806
                             -------   -------       ------

                             $56,453    32,237       29,158
                             =======   =======       ======

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1997 were approximately $37,500, all of which was paid at March 31, 1997. Effective November 1, 1996, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,511,000 at March 31, 1997. All amounts deferred or currently payable do not bear interest. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts. Accordingly, the General Partners waived their right to receive the allocation of sale proceeds, which otherwise would have been deferred per above, from the sale of the Partnership's interest in the Miami International Mall and the First Financial Plaza in 1996.

CERRITOS INDUSTRIAL PARK

     During the quarter, occupancy of this industrial park remained at 100%. The Partnership has entered into leases with renewal tenants representing 37,200 square feet of the 73,600 square feet of space under tenant leases originally scheduled to expire in 1997 (23% of the park's square footage). The Partnership is actively pursuing the renewal or re-leasing of the remaining tenant spaces which are scheduled to expire in 1997 representing approximately 36,400 square feet. In April 1997, the Partnership entered into a contract to sell the property to an unaffiliated third party buyer. If the sale is consummated on its proposed terms, the Partnership will expect to recognize a gain for both financial reporting and Federal income tax purposes. However, the sale contract is subject to numerous contingencies and consequently, there can be no assurance that this transaction will be consummated on these or any other terms.

FOUNTAIN VALLEY INDUSTRIAL PARK

     During the quarter, occupancy of this industrial park remained at 94%.

The Partnership has renewed 39,120 square feet, re-leased 53,076 square feet and has sold 22,202 square feet of the 154,968 square feet of space under tenant leases originally scheduled to expire in 1997 and 1998 (39% of the park's original square footage of 393,092 square feet). The Partnership is actively pursuing the renewal or re-leasing of the remaining tenant spaces which are scheduled to expire in 1997 and 1998 representing approximately 63,456 square feet (17% of the park's revised square footage of 370,890 square feet). The strong Orange County industrial market continues to put upward pressure on tenant demand and consequently, market rents. As a result, the Partnership has been able to convert several buildings which had been previously leased to tenants on a temporary basis to permanent leases at higher rents then the tenants were paying previously.

     On May 1, 1997, the Partnership sold a 12,702 square foot building and related land parcel within the park to the current tenant for a sales price of $970,000. As a result, the lender required a $470,000 prepayment of the outstanding mortgage in accordance with this sale. After payment of closing costs and the prepayment premium to the lender, the net sale proceeds to the Partnership were approximately $430,000. The Partnership expects to recognize a gain for both financial reporting and Federal income tax purposes in 1997. The Partnership intends to market the balance of the industrial park for sale by mid-1997.

RIVERTREE COURT SHOPPING CENTER

     On February 15, 1997, PetsMart opened its store, which increased occupancy of this retail property at quarter end to 96%, up from 90% in the previous quarter. The Partnership is actively marketing the property for sale.

ADAMS/WABASH

     On April 30, 1997, the Partnership signed a letter agreement giving an unaffiliated third party buyer the option to purchase the property. If the sale was consummated on its proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. However, the letter agreement is subject to numerous contingencies, including execution of a sale contract, and consequently, there can be no assurance that this will result in a sales transaction that will be consummated on these or any other terms.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     During mid-1996, some of the Limited Partners in the Partnership received unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership from unaffiliated third parties with offers ranging between $270 and $350 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. These offers have expired.

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

     In November 1996, an unaffiliated third party made an unsolicited tender offer for up to 4.9% of the Interests in the Partnership at $400 per Interest. The Special Committee was neutral in its recommendation to accept or reject such offer. The offer expired in December 1996.

     In 1997, unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $265 and $285 per Interest. The Special Committee recommended against acceptance of these offers, one of which has expired and the other of which is currently scheduled to expire in June 1997. As of the date of this report, the Partnership is aware that 3.78% of the Interests of the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     At March 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,312,000. Such funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     In May 1997, the Partnership expects to make a semi-annual distribution of cash generated from operations of $16 per Interest ($8 per Interest for each of the first and second quarter). In addition, the Partnership anticipates reductions in operating cash flow as the Partnership's remaining investment properties are sold.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of distributions to the partners in the Partnership.

     The decrease in interest, rents and other receivables and the increase in unearned rents at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of sales tax rebates due from the city of Fountain Valley and corresponding issuance of rent credits to Fry's Electronics, a major tenant at the Fountain Valley Industrial Park.

     The decrease in prepaid expenses at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase in escrow deposits and accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at certain of the Partnership's investment properties.

     The decrease in interest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the decrease in the Partnership's average invested balance in U.S. Government obligations during 1997 as compared to 1996.

     The decrease in depreciation and the decrease in amortization of deferred expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the classification of all investment properties as properties held for sale, and therefore, not being subject to continued depreciation.

     The increase in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to an increase in certain expenses at the Rivertree Court Shopping Center investment property, most of which are recoverable from tenants.

     The decrease in Partnership's share of operations from unconsolidated ventures for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the sale of the Partnership's interest in the Miami International Mall in April 1996 and the sale of the First Financial Plaza office building in September 1996.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                         1996                            1997
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois . . . . . . . .    84%      83%      89%       90%    96%
2. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California (a) . . . . .    93%     100%      94%       94%    94%
3. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .   100%     100%     100%      100%   100%
4. Adams/Wabash Self Park
    Chicago, Illinois. . . .     *        *        *         *      *

---------------

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of March 31, 1997 is 45%.

     (a)   On December 31, 1996, a parcel of land and related building (9,500 square feet) were sold decreasing
Fountain Valley Industrial Park's total building area from 393,092 square feet to 383,592 square feet.  Occupancy percentages for 1997 reflect such revised available square footage.


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

        27.   Financial Data Schedule


  Although certain long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule (b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

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


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:May 9, 1997