Form 10-Q
period 1997-06-30
JMB INCOME PROPERTIES LTD XIII
filed 1997-08-13
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1997                     Commission file #000-19496




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     13




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     15

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  JUNE 30,     DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $   8,691,157    3,743,541
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $278,748 in 1997 and
    $48,604 in 1996) . . . . . . . . . . . . . . . . . . . . .        923,194    1,232,970
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --          71,674
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        146,549      144,050
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .      9,760,900    5,192,235

Investment properties held for sale or disposition . . . . . .     64,049,716   72,718,307
                                                                 ------------  -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        679,577      732,036
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      1,435,138    1,455,105
                                                                 ------------  -----------
                                                                 $ 75,925,331   80,097,683
                                                                 ============  ===========




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  JUNE 30,     DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    193,187      313,664
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        270,844      300,262
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        169,483      194,950
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,179,555    1,201,572
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        611,530      444,575
  Purchase option deposits . . . . . . . . . . . . . . . . . .        150,000        --
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      2,574,599    2,455,023
Tenant security deposits . . . . . . . . . . . . . . . . . . .        267,749      314,124
Long-term debt, less current portion . . . . . . . . . . . . .     21,778,482   25,482,974
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .     24,620,830   28,252,121
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings (losses) . . . . . . . . . . . .        728,837      721,969
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,687,789)  (1,631,037)
                                                                 ------------  -----------
                                                                     (938,952)    (889,068)
                                                                 ------------  -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings (losses) . . . . . . . . . . . .     32,455,799   30,903,922
      Cumulative cash distributions. . . . . . . . . . . . . .    (93,953,661) (91,910,607)
                                                                 ------------  -----------
                                                                   52,243,453   52,734,630
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .     51,304,501   51,845,562
                                                                 ------------  -----------
                                                                 $ 75,925,331   80,097,683
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                          (UNAUDITED)
                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                          ------------------------- ------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 2,500,802    2,755,186   5,496,832    5,468,111
  Interest income. . . . . . . . . . . . .      67,451      280,662     110,015      448,664
                                           -----------   ----------  ----------   ----------
                                             2,568,253    3,035,848   5,606,847    5,916,775
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     543,760      587,607   1,127,682    1,177,334
  Depreciation . . . . . . . . . . . . . .       --         575,288       --       1,149,498
  Property operating expenses. . . . . . .     909,084    1,014,911   1,805,700    1,807,172
  Professional services. . . . . . . . . .      38,359       45,221     134,122      117,872
  Amortization of deferred expenses. . . .      83,315       43,549      89,270       87,099
  General and administrative . . . . . . .     110,337      126,945     240,729      260,967
  Provision for value impairment . . . . .   2,500,000        --      2,500,000        --
                                           -----------   ----------  ----------   ----------
                                             4,184,855    2,393,521   5,897,503    4,599,942
                                           -----------   ----------  ----------   ----------
        Operating earnings (loss). . . . .  (1,616,602)     642,327    (290,656)   1,316,833

Partnership's share of operations
  from unconsolidated ventures . . . . . .       --          13,369       --         126,694
                                           -----------   ----------  ----------   ----------

        Net operating earnings (loss). . .  (1,616,602)     655,696    (290,656)   1,443,527

Gain on sale of interest in
  unconsolidated venture and of
  investment properties. . . . . . . . . .   1,759,856    9,603,454   1,759,856    9,603,454
                                           -----------   ----------  ----------   ----------





                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         -------------------------- ------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------

        Net earnings (loss)
          before extraordinary item. . . .     143,254   10,259,150   1,469,200   11,046,981

Extraordinary item . . . . . . . . . . . .      89,545        --         89,545       --
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $   232,799   10,259,150   1,558,745   11,046,981
                                           ===========   ==========  ==========   ==========

        Net earnings (loss) per
         limited partnership
         interest:
          Net operating earnings . . . . . $    (12.28)        4.98       (2.21)       10.96
          Gain on sale of interest
            in unconsolidated venture
            and investment properties. . .       13.78        75.21       13.78        75.21
          Extraordinary item . . . . . . .         .70        --            .70        --
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $      2.20        80.19       12.27        86.17
                                           ===========   ==========  ==========   ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $     16.00        90.00       16.00       101.00
                                           ===========   ==========  ==========   ==========








                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)

                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $ 1,558,745    11,046,981
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --        1,149,498
    Amortization of deferred expenses. . . . . . . . . . . . . . .      89,270        87,099
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .       --           28,044
    Partnership's gain on sale of interest in
      unconsolidated venture . . . . . . . . . . . . . . . . . . .       --       (9,603,454)
    Partnership's gain on sale of investment property. . . . . . .  (1,759,856)        --
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . .     (89,545)        --
    Provision for value impairment . . . . . . . . . . . . . . . .   2,500,000         --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     309,776        44,107
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      71,674        42,364
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      19,967         3,818
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     (29,418)      117,664
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .     (25,467)         (873)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .     166,955       (68,644)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .     (22,017)       26,326
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (46,375)       (8,183)
    Purchase option deposits . . . . . . . . . . . . . . . . . . .     150,000         --
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .      (2,499)       70,547
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .   2,891,210     2,935,294
                                                                   -----------   -----------
Cash flows from investing activities:
  Cash sales proceeds from sale of investment properties,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .   4,510,198    13,417,303
  Additions to investment properties, net. . . . . . . . . . . . .     (82,247)     (196,155)
  Partnership's distributions from unconsolidated ventures . . . .       --          606,479
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (84,770)      (79,258)
                                                                   -----------   -----------
          Net cash provided by (used in) investing activities. . .   4,343,181    13,748,369
                                                                   -----------   -----------




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (186,969)     (143,135)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (2,043,054)  (12,896,782)
  Distributions to general partners. . . . . . . . . . . . . . . .     (56,752)     (180,895)
                                                                   -----------   -----------
          Net cash provided by (used in) financing activities. . .  (2,286,775)  (13,220,812)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .   4,947,616     3,462,851

          Cash and cash equivalents, beginning of year . . . . . .   3,743,541    13,599,171
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 8,691,157    17,062,022
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $ 1,153,149     1,178,207
                                                                   ===========   ===========
  Non-cash investing and financing activities:
          Total sales proceeds from sale of investment property:
            Total sales proceeds, net of selling expenses. . . . .$  8,237,743         --
            Prepayment premium . . . . . . . . . . . . . . . . . .     (89,545)        --
            Payoff of mortgage loans . . . . . . . . . . . . . . .  (3,638,000)        --
                                                                   -----------   -----------
              Cash proceeds from sale of investment properties . .  $4,510,198         --
                                                                   ===========   ===========












                 See accompanying notes to consolidated financial statements.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell all of its remaining investment properties. Accordingly, these properties have been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such properties were $17,811 and $1,260,229, respectively, for the six months ended June 30, 1997 and 1996. In addition, the accompanying consolidated financial statements include $0 and $126,694, respectively, of the Partnership's share of total property operations of $0 and $200,693 for the six months ended June 30, 1997 and 1996, respectively, for unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                   June 30,
                               1997      1996        1997
                             -------    ------   -------------
Property management and
 leasing fees. . . . . . .  $ 68,606    44,431         --
Insurance commissions. . .     8,094     9,620         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    34,923    74,722       33,612
                            --------   -------       ------

                            $111,623   128,773       33,612
                            ========   =======       ======

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership's consolidated venture for the six months ended June 30, 1997 were approximately $75,517, all of which was paid at June 30, 1997. Effective November 1, 1996, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,682,000 at June 30, 1997. All amounts deferred or currently payable do not bear interest. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts. Additionally, the General Partners waived their right to receive the allocation of sale proceeds, which otherwise would have been deferred per the subordination requirements of the Partnership agreement, from the sale of the Partnership's interest in the Miami International Mall and the First Financial Plaza in 1996 and from the sales of the two parcels of the Fountain Valley Industrial Park investment property in 1996 and 1997 and the Cerritos Industrial Park in 1997.

CERRITOS INDUSTRIAL PARK

     On May 29, 1997, the Partnership sold the land and related improvements known as the Cerritos Industrial Park to an unaffiliated third-party for $7,500,000 (before selling expenses of approximately $258,000). After repayment of the mortgage loan securing the property in the amount of $3,168,000, and the payment of the prepayment premium of approximately $78,700 (which was included as an extraordinary item in the Partnership's 1997 consolidated financial statements), the Partnership realized net sale proceeds of approximately $4,070,000. The sale of the property resulted in an approximate $1,395,000 gain on sale to the Partnership in 1997 for financial reporting purposes. The Partnership expects to recognize a loss of approximately $2,230,000 for Federal income tax purposes in 1997. The property was 100% occupied at the date of sale. The property was classified as held for sale or disposition as of October 1, 1996 and therefore has not been subject to continued depreciation as of that date for financial reporting purposes.

FOUNTAIN VALLEY INDUSTRIAL PARK

     During the quarter, occupancy of this industrial park increased to 100%. The Partnership in 1997 leased vacant space of 22,826 square feet and has renewed 39,060 square feet, re-leased 30,250 square feet and has sold 22,202 square feet of the 154,968 square feet of space under tenant leases originally scheduled to expire in 1997 and 1998 (39% of the park's original square footage of 393,092 square feet). The Partnership is actively pursuing the renewal or re-leasing of the remaining tenant spaces which are scheduled to expire in 1997 and 1998 representing approximately 63,456 square feet (17% of the park's revised square footage of 370,890 square feet). The strong Orange County (Los Angeles) industrial market continues to put upward pressure on tenant demand and consequently, market rents. As a result, the Partnership has been able to convert several buildings which had been previously leased to tenants on a temporary basis to permanent leases at significantly higher rents then the tenants were paying previously.

     On May 1, 1997, the Partnership sold a 12,702 square foot building and related land parcel within the park to the current tenant for a sales price of $970,000. As a result of this sale, the lender required a $470,000 prepayment of the outstanding mortgage and a prepayment premium of approximately $11,000 (which was included as an extraordinary item in the Partnership's 1997 consolidated financial statements). The net sale proceeds to the Partnership were approximately $430,000 after payment of closing costs and the prepayment premium to the lender. The sale of the building and related land parcel resulted in an approximately $364,000 gain on sale to the Partnership for financial reporting purposes in 1997. The Partnership expects to recognize a gain of approximately $250,000 for Federal income tax purposes in 1997. The Partnership is currently marketing the remainder of the industrial park for sale.

     Effective June 1, 1997, the Partnership's 7.32% mortgage note, originally secured by both the Fountain Valley Industrial Park and the Cerritos Industrial Park investment properties, was modified in principle due to the property sales described above resulting in prepayment of principal on the mortgage note. The mortgage note is no longer collateralized by the Cerritos Industrial Park or the two parcels of land and their related buildings that were a part of the Fountain Valley Industrial Park that have been sold. Due to the sales of the above properties, including an outparcel sold at the Fountain Valley Industrial Park in 1996, the Partnership was required to prepay principal of approximately $3,988,000 on the outstanding mortgage note. As a result thereof, the lender agreed to recast the $88,998 monthly loan installments of principal and interest downward to $53,823. The loan is currently solely collateralized by the remainder of the Fountain Valley Industrial Park owned by the Partnership.

RIVERTREE COURT SHOPPING CENTER

     On July 17, 1997, the Partnership sold the land and related improvements known as the Rivertree Court Shopping Center to an unaffiliated third-party for $31,175,000 (before selling expenses of approximately $550,000). The Partnership received approximately $14,925,000 of net sales proceeds at closing (which reflected the assumption by the buyer of the mortgage loan which had a current balance of approximately $15,700,000 and the payment of closing costs). Based upon the proposed sale price, as a matter of prudent accounting practice, the Partnership recognized a provision for value impairment of $2,500,000 for the three months ended June 30, 1997. Accordingly, the sale will not result in a significant gain or loss to the Partnership for financial reporting purposes. The property was classified as held for sale or disposition as of July 1, 1996 and therefore has not been subject to continued depreciation as of that date for financial reporting purposes.
In addition, the Partnership expects to report a loss on sale of approximately $900,000 for Federal Income tax reporting purposes in 1997. The property was 96% occupied at the date of sale.

ADAMS/WABASH

     On April 30, 1997, the Adams/Wabash joint venture entered into a letter of intent giving an unaffiliated third party buyer the option to purchase the property. In June 1997 an option agreement was entered into between the joint venture and the prospective buyer granting the buyer the option to purchase the property at the option price by July 15, 1997, with provisions for extending the closing date to August 15 or September 15, 1997 upon payment to the venture of an extension fee. In accordance with the agreement, the buyer paid an option fee of $2,000,000 into an escrow account held by an escrow holder. A portion of the option fee, $150,000, was released to the joint venture concurrent with the execution of the agreement, $50,000 was released to the joint venture on July 1, 1997 and the remainder, together with interest, was released to the joint venture on July 15, 1997. At closing, the option fee will be applied against the purchase price. In addition, the buyer exercised its right to extend the closing date to August 15, 1997 by delivering to the joint venture an extension fee of $100,000 on July 8, 1997. If the sale is consummated on its proposed terms, the Partnership will recognize a gain for both financial reporting and Federal income tax purposes.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

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

     In 1997, additional unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $265 and $340 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired. As of the date of this report, the Partnership is aware that 5.10% of the Interests of the Partnership have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     At June 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $8,691,000. Such funds are available for distributions to partners and for working capital requirements including tenant and capital improvements.

     In May 1997, the Partnership made a semi-annual distribution of cash generated from operations of $16 per Interest ($8 per Interest for each of the first and second quarter). The Partnership anticipates reductions in both it's operating cash flow and future distributions to partners as the Partnership's remaining investment properties are sold.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1997-1998 time frame, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between the periods reflected in the accompanying consolidated balance sheets are the result of the sales of the Cerritos Industrial Park and the sales of the two land parcels and related buildings at Fountain Valley Industrial Park in December 1996 and May 1997.

     The increase in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is primarily due to receipt of the temporary investment of approximately $4,500,000 of sales proceeds.

     The decrease in interest, rents and other receivables and the increase in unearned rents at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of sales tax rebates due from the city of Fountain Valley and corresponding issuance of rent credits to Fry's Electronics, a major tenant at the Fountain Valley Industrial Park.

     The decrease in prepaid expenses at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The payments under the option agreement reported at June 30, 1997 represents the portion of the option fee released to the Partnership's consolidated venture in accordance with the option agreement with the signing of the purchase option agreement relating to the proposed sale of the Adams/Wabash parking garage.

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the decrease in the Partnership's average invested balance in U.S. Government obligations during 1997 as compared to 1996.

     The decrease in depreciation for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the classification of all investment properties as properties held for sale, and therefore, not being subject to continued depreciation.

     The $2,500,000 provision for value impairment reported for the three and six months ended June 30, 1997 was recorded, as a matter of prudent accounting practice, based upon the sale price obtained when the Rivertree Court Shopping Center investment property was sold July 17, 1997. Accordingly, the sale will not result in a significant gain or loss to the Partnership for financial reporting purposes.

     The decrease in Partnership's share of operations from unconsolidated ventures for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to the sale of the Partnership's interest in the Miami International Mall in April 1996 and the sale of the First Financial Plaza office building in September 1996.

     The gain on sale of investment properties reported for the three and six months ended June 30, 1997 is due to the sale of the Cerritos Industrial Park investment property on May 29, 1997. In addition, the Partnership recognized a gain on sale of a land parcel and related building at the Fountain Valley Industrial Park investment property in May 1, 1997.

     The extraordinary item reported for the three and six months ended June 30, 1997 represents the prepayment premiums on the early termination of debt in conjunction with the sales of the Partnership's investments in 1997.


PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                         1996                            1997
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois (a) . . . . . .    84%      83%      89%       90%    96%    96%
2. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California (b) . . . . .    93%     100%      94%       94%    94%   100%
3. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .   100%     100%     100%      100%   100%    N/A
4. Adams/Wabash Self Park
    Chicago, Illinois. . . .     *        *        *         *      *      *

---------------

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of June 30, 1997 is 39%.

     (a)   This property was sold on July 17, 1997 as more fully described in the Notes.

     (b)   On December 31, 1996, a parcel of land and a related building (9,500 square feet) were sold decreasing
Fountain Valley Industrial Park's total building area from 393,092 square feet to 383,592 square feet.  On May 29,
1997, another parcel of land and a related building (12,702 square feet) were sold decreasing total building area to 370,890 square feet.  Occupancy percentages for 1997 reflect such revised available square footage.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


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


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:August 8, 1997