Form 10-Q
period 1997-09-30
JMB INCOME PROPERTIES LTD XIII
filed 1997-11-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                Commission file #000-19496




              JMB INCOME PROPERTIES, LTD. - XIII
    (Exact name of registrant as specified in its charter)




        Illinois                      36-3426137
(State of organization)    (IRS Employer Identification No.)



 900 N. Michigan Ave., Chicago, IL       60611
(Address of principal executive office)(Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ X ]   No [   ]

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

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 42,846,908    3,743,541
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $298,339 in 1997 and
    $48,604 in 1996) . . . . . . . . . . . . . . . . . . . . .      1,111,461    1,232,970
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         40,409       71,674
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        116,264      144,050
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .     44,115,042    5,192,235

Investment properties held for sale or disposition . . . . . .     15,464,332   72,718,307
                                                                 ------------  -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        392,101      732,036
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        366,522    1,455,105
                                                                 ------------  -----------
                                                                 $ 60,337,997   80,097,683
                                                                 ============  ===========




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1997          1996
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    196,744      313,664
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .         67,584      300,262
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         37,971      194,950
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         52,563    1,201,572
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        493,579      444,575
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .        848,441    2,455,023

Tenant security deposits . . . . . . . . . . . . . . . . . . .        172,526      314,124
Long-term debt, less current portion . . . . . . . . . . . . .      6,027,942   25,482,974
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      7,048,909   28,252,121
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings (losses) . . . . . . . . . . . .        829,569      721,969
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,687,789)  (1,631,037)
                                                                 ------------  -----------
                                                                     (838,220)    (889,068)
                                                                 ------------  -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings (losses) . . . . . . . . . . . .     38,808,836   30,903,922
      Cumulative cash distributions. . . . . . . . . . . . . .    (98,422,843) (91,910,607)
                                                                 ------------  -----------
                                                                   54,127,308   52,734,630
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .     53,289,088   51,845,562
                                                                 ------------  -----------
                                                                 $ 60,337,997   80,097,683
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                          (UNAUDITED)
                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                          ------------------------- ------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 1,634,688    2,999,877   7,131,520    8,467,988
  Interest income. . . . . . . . . . . . .     411,611      168,474     521,626      617,138
                                           -----------   ----------  ----------   ----------
                                             2,046,299    3,168,351   7,653,146    9,085,126
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     181,839      586,672   1,309,521    1,764,006
  Depreciation . . . . . . . . . . . . . .       --         313,973       --       1,463,471
  Property operating expenses. . . . . . .     559,833    1,207,912   2,365,533    3,016,219
  Professional services. . . . . . . . . .       --          37,136     134,122      155,008
  Amortization of deferred expenses. . . .      21,997       63,264     111,267      150,363
  General and administrative . . . . . . .      76,149       72,797     316,878      333,764
  Provision for value impairment . . . . .       --           --      2,500,000        --
                                           -----------   ----------  ----------   ----------
                                               839,818    2,281,754   6,737,321    6,882,831
                                           -----------   ----------  ----------   ----------
        Operating earnings (loss). . . . .   1,206,481      886,597     915,825    2,202,295

Partnership's share of operations
  from unconsolidated ventures . . . . . .       --         179,129       --         305,823
                                           -----------   ----------  ----------   ----------

        Net operating earnings (loss). . .   1,206,481    1,065,726     915,825    2,508,118

Gain on sale of interest in
  unconsolidated venture and of
  investment properties. . . . . . . . . .   5,247,288    1,268,270   7,007,144   10,872,859
                                           -----------   ----------  ----------   ----------





                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         -------------------------- ------------------------
                                               1997         1996        1997         1996
                                           -----------   ---------- -----------   ----------

        Net earnings (loss)
          before extraordinary items . . .   6,453,769    2,333,996   7,922,969   13,380,977

Extraordinary items. . . . . . . . . . . .       --           --         89,545       --
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $ 6,453,769    2,333,996   8,012,514   13,380,977
                                           ===========   ==========  ==========   ==========

        Net earnings (loss) per
         limited partnership
         interest:
          Net operating earnings . . . . . $     9.16          8.09        6.95        19.05
          Gain on sale of interest
            in unconsolidated venture
            and investment properties. . .       41.09         9.93       54.88        85.15
          Extraordinary items. . . . . . .       --           --            .70        --
                                           -----------   ----------  ----------   ----------

        Net earnings (loss). . . . . . . . $     50.25        18.02       62.53       104.20
                                           ===========   ==========  ==========   ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $     35.00       105.00       51.00       206.00
                                           ===========   ==========  ==========   ==========








                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          (UNAUDITED)

                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $ 8,012,514    13,380,977
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       --        1,463,471
    Amortization of deferred expenses. . . . . . . . . . . . . . .     111,267       150,363
    Partnership's share of operations of unconsolidated
      ventures, net of distributions . . . . . . . . . . . . . . .       --          271,619
    Partnership's gain on sale of interest in
      unconsolidated venture and investment properties . . . . . .  (7,007,144)  (10,872,859)
    Extraordinary items. . . . . . . . . . . . . . . . . . . . . .     (89,545)        --
    Provision for value impairment . . . . . . . . . . . . . . . .   2,500,000         --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     127,794      (106,902)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      31,265       (56,827)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      27,556       158,683
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (232,644)      (60,820)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .    (156,979)       (1,322)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .      49,004      (109,128)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .  (1,149,009)     (185,925)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .    (121,683)      (15,783)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .      27,786        (8,678)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .   2,130,182     4,006,869
                                                                   -----------   -----------
Cash flows from investing activities:
  Cash sales proceeds from sale of investment properties,
    net of selling expenses. . . . . . . . . . . . . . . . . . . .  43,972,567    18,316,350
  Additions to investment properties, net. . . . . . . . . . . . .    (111,673)      (65,293)
  Partnership's distributions from unconsolidated ventures . . . .       --          340,210
  Partnership's contributions to unconsolidated ventures . . . . .       --           (2,000)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (84,769)      (91,525)
                                                                   -----------   -----------
          Net cash provided by (used in) investing activities. . .  43,776,125    18,497,742
                                                                   -----------   -----------




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                       1997          1996
                                                                   -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (233,952)     (216,685)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (6,512,236)  (26,170,252)
  Distributions to general partners. . . . . . . . . . . . . . . .     (56,752)     (180,895)
                                                                   -----------   -----------
          Net cash provided by (used in) financing activities. . .  (6,802,940)  (26,567,832)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .  39,103,367    (4,063,221)

          Cash and cash equivalents, beginning of year . . . . . .   3,743,541    13,599,171
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $42,846,908     9,535,950
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $ 1,466,500     1,765,328
                                                                   ===========   ===========
  Non-cash investing and financing activities:
          Total sales proceeds from sale of investment property:
            Total sales proceeds, net of selling expenses. . . . . $63,400,112         --
            Prepayment premium . . . . . . . . . . . . . . . . . .     (89,545)        --
            Payoff of mortgage loans . . . . . . . . . . . . . . . (19,338,000)        --
                                                                   -----------   -----------
              Cash proceeds from sale of investment properties . . $43,972,567         --
                                                                   ===========   ===========












                 See accompanying notes to consolidated financial statements.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership has committed to a plan to sell its remaining investment property. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such properties were $880,251 and $2,131,584, respectively, for the nine months ended September 30, 1997 and 1996. In addition, the accompanying consolidated financial statements include $0 and $305,823, respectively, of the Partnership's share of total property operations of $0 and $713,370 for the nine months ended September 30, 1997 and 1996, respectively, for unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                 September 30,
                               1997      1996        1997
                             -------    ------   -------------
Property management and
 leasing fees. . . . . . .   $91,393    70,608
Insurance commissions. . .     8,094    10,028
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    59,258   110,188       15,527
                            --------   -------       ------

                            $158,745   190,824       15,527
                            ========   =======       ======

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership's consolidated venture for the nine months ended September 30, 1997 were approximately $94,000, all of which was paid at September 30, 1997. Effective November 1, 1996, and through it's date of sale on August 11, 1997, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,682,000 at September 30, 1997. All amounts deferred or currently payable do not bear interest. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of this amount. Additionally, the General Partners waived their right to receive their allocation of sale proceeds, which otherwise would have been deferred per the subordination requirements of the Partnership agreement, from the sale of the Partnership's interest in the Miami International Mall, the sale of First Financial Plaza in 1996, the sales of the two parcels of the Fountain Valley Industrial Park investment property in 1996 and 1997 and the sale in 1997 of Adams/Wabash Self-Park, Rivertree Court Shopping Center and the Cerritos Industrial Park.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that the Partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.

CERRITOS INDUSTRIAL PARK

     On May 29, 1997, the Partnership sold the land and related improvements known as the Cerritos Industrial Park to an unaffiliated third-party for $7,500,000. The Partnership realized net sale proceeds of approximately $4,070,000 after repayment of the mortgage loan securing the property in the amount of $3,168,000, the payment of the prepayment premium of approximately $78,700 (which was included as an extraordinary item in the Partnership's 1997 consolidated financial statements) and the payment of selling expenses of approximately $180,000. The sale of the property resulted in an approximate $1,396,000 gain on sale to the Partnership in 1997 for financial reporting purposes. The Partnership expects to recognize a loss of approximately $2,230,000 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires December 15, 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties. The property was 100% occupied at the date of sale.

FOUNTAIN VALLEY INDUSTRIAL PARK

     During the quarter, occupancy of this industrial park remained at 100%. The Partnership in 1997 leased vacant space of 22,826 square feet and has renewed 57,490 square feet, re-leased 30,250 square feet and has sold 22,202 square feet of the 154,968 square feet of space under tenant leases originally scheduled to expire in 1997 and 1998 (39% of the park's original square footage of 393,092 square feet). The strong Orange County (Los Angeles) industrial market continues to put upward pressure on tenant demand and consequently, market rents. As a result, the Partnership has been able to convert several buildings which had been previously leased to tenants on a temporary basis to permanent leases at significantly higher rents than the tenants were paying previously.

     On May 1, 1997, the Partnership sold a 12,702 square foot building and related land parcel within the park to the current tenant for a sales price of $970,000. As a result of this sale, the lender required a $470,000 prepayment of the outstanding mortgage and a prepayment premium of approximately $11,000 (which was included as an extraordinary item in the Partnership's 1997 consolidated financial statements). The net sale proceeds to the Partnership were approximately $436,000 after payment of closing costs and the prepayment premium to the lender. The sale of the building and related land parcel resulted in an approximate $364,000 gain on sale to the Partnership for financial reporting purposes in 1997. The Partnership expects to recognize a gain of approximately $250,000 for Federal income tax purposes in 1997.

     The Partnership has reached an agreement in principle to sell the remainder of the property by the end of 1997 to an unaffiliated third party. However, the sale is subject to various contingencies including final documentation, and therefore, there can be no assurance that a sale transaction will be completed in the near term with this or any other purchaser. If the sale of the property was completed on the proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. Also, if the sale is completed, upon expiration of the survival period for certain representations and warranties, if the Partnership contracts to any, the affairs of the Partnership are expected to be wound up in the 1997-1998 time frame, barring unforeseen economic developments.

     Effective June 1, 1997, the Partnership's 7.32% mortgage note, originally secured by both the Fountain Valley Industrial Park and the Cerritos Industrial Park investment properties, was modified due to the sales of the Cerritos Industrial Park in 1997 and sales of the outparcels at the Fountain Valley Industrial Park in 1996 and 1997. Under the modification, the Partnership was required to repay principal of approximately $3,988,000 on the outstanding mortgage note. Accordingly, the $88,998 monthly loan installments of principal and interest were recast downward to $53,823. The loan is currently solely collateralized by the remainder of the Fountain Valley Industrial Park owned by the Partnership.

RIVERTREE COURT SHOPPING CENTER

     On July 17, 1997, the Partnership sold the land and related improvements known as the Rivertree Court Shopping Center to an unaffiliated third-party for $31,175,000. The Partnership received approximately $14,915,000 of net sales proceeds at closing (which reflected the assumption by the buyer of the mortgage loan which had a current balance of approximately $15,700,000 and the payment of selling expenses and closing costs of approximately $560,000). Based upon the proposed sale price the Partnership recognized a provision for value impairment of $2,500,000 for the three months ended June 30, 1997. The sale resulted in a nominal gain for financial reporting purposes and the Partnership expects to recognize an approximate loss of $965,000 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires December 1, 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

ADAMS/WABASH

     On August 11, 1997, the Adams/Wabash joint venture sold the Adams/Wabash Self-Park to an unaffiliated third party. The sale price of the land and improvements, determined by arm's-length negotiations, was $25,000,000. Net cash proceeds from the sale, net of closing costs and selling expenses of approximately $454,000, are approximately $25,545,000. The retail portion of the Property was 39% occupied at the date of sale. The Adams/Wabash joint venture has reported a gain on sale of approximately $5,150,000, all of which is allocable to the Partnership, for financial reporting purposes in 1997. The Adams/Wabash joint venture expects to recognize a gain of approximately $5,160,000 for Federal income tax reporting purposes, substantially all of which is allocable to the Partnership, in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, the Adams/Wabash joint venture agreed to certain representations and warranties, with a stipulated survival period which expires December 15, 1997. Although it is not expected, the Adams/Wabash joint venture may ultimately have some liability under such representations and warranties.

     The Partnership was entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to Adams/Wabash. Any distributable cash flow in excess of the Partnership's preferred return would have been distributed in accordance with the ownership interests of Adams/Wabash. The Adams/Wabash partnership agreement stipulated that sale or financing proceeds would be distributed such that the Partnership shall first receive any deficit in its cumulative annual preferred return followed by the return of the Partnership's original capital investment in Adams/Wabash of approximately $24,996,000. Since there is a deficit in the Partnership's cumulative preferred annual return and sale proceeds are below the Partnership's original capital investment, all distributable sale proceeds were distributed to the Partnership.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

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

     In 1997, additional unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $245 and $340 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired. As of the date of this report, the Partnership is aware that 4.19% of the Interests of the Partnership have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has been notified that an unaffiliated third party intends to commence an offer for approximately 4,388 Interests (approximately 3.5% of the outstanding Interests) for $350 per Interest, and it is possible that other offers for Interests may be made by unaffiliated third parties in the future. However, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $42,800,000. A substantial portion of such funds will be distributed to partners, as described below, with the remaining amount of approximately $4,000,000 available for working capital requirements including tenant and capital improvements at the Partnership's remaining investment property.

     In May 1997, the Partnership made a semi-annual distribution of cash generated from operations of $16 per Interest ($8 per Interest for each of the first and second quarter of 1997). In August 1997, the Partnership made a distribution of $35 per Interest of cash generated from the sales of the Fountain Valley Industrial Park parcels in 1996 and 1997 and sale of the Cerritos Industrial Park in 1997. In late November, 1997 the Partnership expects to make a semi-annual distribution of cash generated from operations of $4 per Interest ($2 per interest for each of the third and fourth quarter of 1997) and a distribution of cash generated from the sales of the Adams/Wabash Self Park and the Rivertree Court Shopping Center of $300 per Interest.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expects to be able to sell its remaining investment property, the Fountain Valley investment property, as quickly as practicable. As reported above, the Partnership has reached an agreement in principle to sell such property potentially by the end of 1997. Therefore, the affairs of the Partnership are expected to be wound up in the 1997-1998 time frame, barring unforseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between the periods reflected in the accompanying consolidated balance sheets are the result of the sales of the Cerritos Industrial Park, Rivertree Court Shopping Center and Adams/Wabash Self-Park in 1997 and the sales of the two land parcels and related buildings at Fountain Valley Industrial Park in December 1996 and May 1997.

     The increase in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is primarily due to the receipt and temporary investment in 1997 of approximately $44,000,000 of sales proceeds.

     The decrease in prepaid expenses at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at certain of the Partnership's investment properties.

     The increase and decrease in interest income for the three and nine months ended September 30, 1997, respectively, as compared to the three and nine months ended September 30, 1996 is primarily due to the fluctuation of the Partnership's average invested balance in U.S. Government obligations due to the timing of receipts of cash generated from the various sales of the Partnership's investment properties in 1996 and 1997 and the timing of the Partnership's subsequent distribution of sales proceeds to the Holders of Interests.

     The decrease in depreciation for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the classification of all investment properties as properties held for sale, and therefore, not being subject to continued depreciation.

     The $2,500,000 provision for value impairment reported for the nine months ended September 30, 1997 was recorded based upon the sale price expected to be obtained when the Rivertree Court Shopping Center investment property was sold July 17, 1997.

     The decrease in Partnership's share of operations from unconsolidated ventures for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to the sale of the Partnership's interest in the Miami International Mall in April 1996 and the sale of the First Financial Plaza office building in September 1996.

     The gain on sale of investment properties reported for the three and nine months ended September 30, 1997 is due to the sale of the Cerritos Industrial Park investment property on May 29, 1997, the sale of the Adams/Wabash investment property on August 11, 1997 and the sale of the Rivertree Court Shopping Center investment property on July 17, 1997. In addition, the Partnership recognized a gain on sale due to the sale of a land parcel and related building at the Fountain Valley Industrial Park investment property on May 1, 1997.

     The extraordinary item reported for the three and nine months ended September 30, 1997 represents the prepayment premiums on the early termination of debt in conjunction with the sales of certain of the Partnership's investment properties in 1997.


PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                         1996                            1997
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Rivertree Court
    Shopping Center
    Vernon Hills (Chicago),
    Illinois . . . . . . . .    84%      83%      89%       90%    96%    96%     N/A
2. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California (a) . . . . .    93%     100%      94%       94%    94%   100%    100%
3. Cerritos Industrial Park
    Cerritos (Los Angeles),
    California . . . . . . .   100%     100%     100%      100%   100%    N/A     N/A
4. Adams/Wabash Self Park
    Chicago, Illinois. . . .     *        *        *         *      *      *      N/A

---------------

     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.

     (a)   On December 31, 1996, a parcel of land and a related building (9,500 square feet) were sold decreasing
Fountain Valley Industrial Park's total building area from 393,092 square feet to 383,592 square feet.  On May 29,
1997, another parcel of land and a related building (12,702 square feet) were sold decreasing total building area to 370,890 square feet.  Occupancy percentages for 1997 reflect such revised available square footage in the applicable periods.

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

        3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 000-19496) dated March 18, 1993.

        3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for June 30, 1996 on Form 10-Q (File No. 000-19496) dated August 9, 1996.

        10-A. Acquisition documents relating to the purchase by the Partnership of Fountain Valley Industrial Buildings in Fountain Valley, California and Cerritos Industrial Buildings in Cerritos, California, are hereby incorporated herein by reference to Exhibits 1 and 2 to the Partnership's Form 8-K (File No. 000-19496) dated November 15, 1988.

        10-B. Option Agreement to sell Adams/Wabash Self Park, dated
June 27, 1997, is hereby incorporated by reference to Exhibit 10.1 to the Partnership's Report for August 11, 1997 on Form 8-K (File No. 000-19496).

        10-C. Agreement to purchase Rivertree Court Shopping Center, dated June 11, 1997, and exhibits thereto are hereby incorporated herein by reference to Exhibit 10.1 to the Partnership's Report for July 17, 1997 on Form 8-K (File No. 000-19496).

        27.   Financial Data Schedule


  Although certain long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule (b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

  (b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

             The Partnership's Report on Form 8-K (File No. 0-19496) for August 11, 1997 (describing the sale of the Adams/Wabash investment property) was filed. This report was filed August 11, 1997.

             The Partnership's Report on Form 8-K (File No. 0-19496) for July 17, 1997 (describing the sale of the Rivertree Court Shopping Center investment property) was filed. This report was filed July 17, 1997.

                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:November 12, 1997