Form 10-K405
period 1997-12-31
JMB INCOME PROPERTIES LTD XIII
filed 1998-03-27
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997              Commission file no. 000-19496



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

                     LIMITED PARTNERSHIP INTERESTS
                    AND ASSIGNEE INTERESTS THEREIN
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference: None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7

PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  12

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  15

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  16

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  44


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  44

Item 11.     Executive Compensation . . . . . . . . . . .  47

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  48

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  49


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  49


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  51

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

     The Partnership is engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's remaining real property investment is located in California, and it had no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the
Partnership's business taken as a whole.   Pursuant to the Partnership
Agreement, the Partnership is required to terminate no later than October 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs no later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Mid Rivers Mall
    St. Peters
    (St. Louis),
    Missouri. . . . . .       323,100     12/12/86          1/30/92              Fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnerships)
2. First Financial Plaza
    Office Building
    Encino
    (Los Angeles),
    California. . . . .       216,000      5/20/87          9/11/96              Fee ownership of land and
                               sq.ft.                                            improvements (through
                               n.r.a.                                            joint venture partnerships)
                                                                                 (c)(e)
3. Miami International
    Mall
    Miami, Florida. . .       967,300      1/1/88           4/8/96               Fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnerships)
                                                                                 (c)(e)
4. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois. . . . . .       297,000     10/20/88          7/17/97              Fee ownership of land and
                               sq.ft.                                            improvements (e)
                               g.l.a.
5. Fountain Valley
    Industrial Park
    Industrial Buildings
    Fountain Valley
    (Los Angeles),
    California. . . . .       393,100      11/1/88            16%                Fee ownership of land and
                               sq.ft.                                            improvements (b)(d)(f)
                                b.a.




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------

6. Cerritos Industrial
    Park Industrial
    Buildings
    Cerritos
    (Los Angeles),
    California. . . . .       197,100      11/1/88          5/29/97              Fee ownership of land and
                               sq.ft.                                            improvements (e)
                                b.a.
7. Adams/Wabash
    Self Park
    Chicago, Illinois .    671 spaces and  10/1/90          8/11/97              Fee ownership of land and
                               28,800                                            improvements (through
                               sq.ft.                                            joint venture partnership)
                               g.l.a.                                            (c)(e)





-----------------------

     (a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

     (d) Reference is made to Item 8 - Schedule III filed with the annual report for further information concerning real estate taxes and depreciation.

     (e) The property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.

     (f) Two buildings and their related land parcels have been sold. Reference is made to the Notes for a description of the sale of such real property investment.


     The Partnership's remaining real property investment is subject to competition from similar types of properties (including properties owned by affiliates of the General Partners) in the vicinity in which it is located.

Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions, the future renovation and capital improvement plans of the Partnership at its investment property. Approximate occupancy levels for the properties owned during 1997 are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     In the opinion of the Managing General Partner of the Partnership, the investment property held at December 31, 1997 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     On May 29, 1997, the Partnership sold the land, building, related improvements and personal property of the Cerritos Industrial Park located in Cerritos, California and one of the land parcels that composes the Fountain Valley Industrial Park located in Fountain Valley, California as described further in the Notes.

     On July 17, 1997, the Partnership sold the land, building and related improvements of the Rivertree Court Shopping Center located in Vernon Hills, Illinois. Reference is made to the Notes for a further description of such transaction.

     On August 11, 1997, the Partnership, through the Adam/Wabash joint venture, sold the land, building and related improvements of the Adams/Wabash Self Park located in Chicago, Illinois. Reference is made to the Notes for a further description of such transaction.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated property as of December 31, 1997.

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

Item 2.  Properties

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                       1996                            1997
                                        ------------------------------  ------------------------------
                       Principal           At      At      At      At      At      At      At      At
                       Business           3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                       -------------      ----    ----    ----   -----    ----    ----   -----   -----
1. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois. . . . .  Retail              84%     83%     89%     90%     96%     96%     N/A     N/A
2. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California (A). .  Retail/
                       Electronics
                       Repair/
                       Nuts and Bolts
                       Distributor         93%    100%     94%     94%     94%    100%    100%    100%
3. Cerritos
    Industrial Park
    Cerritos
    (Los Angeles),
    California. . . .  Aircraft Parts
                       Manufacturer/
                       Tire Distributor   100%    100%    100%    100%    100%     N/A     N/A     N/A
4. Adams/Wabash
    Self Park
    Chicago,
    Illinois. . . . .  Parking Garage      *       *       *        *       *       *      N/A     N/A

--------------------
     An asterisk indicates that the property is primarily a parking garage and occupancy information is not applicable.  However, the approximate occupancy level for the retail portion of the structure as of June 30, 1997 was 39%.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (A)  The occupancy percentages reflected in this table are computed based upon the remaining square footage of the complex owned as of the respective dates as portions of the complex were sold in December 1996 and May
1997.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during fiscal years 1997 and 1996.



                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 8,599 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 for a discussion of cash distributions made to the Limited Partners.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                          YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1997           1996          1995          1994         1993
                          -------------    ----------    ----------   -----------   -----------
Total income. . . . . . .  $  8,483,213    11,973,382    12,545,834    11,984,676    12,292,002
                           ============    ==========    ==========   ===========   ===========
Earnings (loss)
  before gains on
  sales or disposition
  of investment
  properties. . . . . . .  $  1,524,818     3,785,085    (4,177,565)      959,484     3,021,663
Partnership's share of
  gains on sale of
  investment properties
  and gain on sale of
  investment property
  from unconsolidated
  venture . . . . . . . .     7,186,234    11,090,549         --          298,917       346,208
                           ------------    ----------    ----------   -----------   -----------
Earnings (loss)
  before Partnership's
  share of extra-
  ordinary item from
  unconsolidated
  venture . . . . . . . .     8,711,052    14,875,634    (4,177,565)    1,258,401     3,367,871
Extraordinary items and
  Partnership's share of
  extraordinary items
  from sale of invest-
  ment property of
  unconsolidated venture.       (89,545)        --            --         (375,000)     (521,183)
                           ------------    ----------    ----------   -----------   -----------
Net earnings (loss) . . .  $  8,621,507    14,875,634    (4,177,565)      883,401     2,846,688
                           ============    ==========    ==========   ===========   ===========





                               1997           1996          1995          1994          1993
                          -------------   -----------    ----------   -----------   -----------
Net earnings (loss)
 per Limited Partner
 Interest (b):
  Earnings (loss)
   before gains on
   sales or disposition
   of investment
   properties . . . . . .  $      11.58         28.74        (31.72)         7.29         22.95
  Partnership's share
    of gains on sale of
    investment properties
    and share of gain on
    sale of investment
    property from
    unconsolidated
    venture . . . . . . .         56.28         86.85         --             2.34          2.71
  Extraordinary items and
    Partnership's share
    of extraordinary
    items from sale of
    investment property
    of unconsolidated
    venture . . . . . . .          (.68)        --            --            (2.85)        (3.96)
                           ------------    ----------    ----------   -----------   -----------
    Net earnings (loss)
      per Limited
      Partner Interest. .  $      67.18        115.59        (31.72)         6.78         21.70
                           ============    ==========    ==========   ===========   ===========
Total assets. . . . . . .  $ 22,059,131    80,097,683    99,483,214   109,171,952   113,581,933
Long-term debt. . . . . .  $  5,976,472    25,482,974    26,146,638    26,436,573    26,700,000
Cash distributions
  per Limited
  Partner Interest (c). .  $     355.00        261.00         44.00         41.00         40.00
                           ============    ==========    ==========   ===========   ===========

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


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997


Property
--------

Fountain Valley
Industrial Park    a)   The building area ("BA") occupancy rate and average base rent per square foot as of
December 31 for each of the last five years were as follows:

                                                    BA              Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1993 . . . . .       85%                  5.31
                               1994 . . . . .      100%                  4.41
                               1995 . . . . .       88%                  5.58
                               1996 . . . . .       94%                  5.00
                               1997 . . . . .      100%                  5.14

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
                          (Retail)                                                         7/2015

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Fountain Valley Industrial Park:

                                                                            Annualized        Percent of
                                           Number of     Approx. Total      Base Rent         Total 1997
                          Year Ending      Expiring      BA of Expiring     of Expiring       Base Rent
                          December 31,     Leases        Leases             Leases            Expiring
                          ------------     ---------     ---------------    -----------       ----------
                              1998               2            45,026            248,556            13%
                              1999               2            38,580            199,224            10%
                              2000              -               --                 --               0%
                              2001               1            26,240            113,352             6%
                              2002               6           134,246            716,244            36%
                              2003              -              --                 --                0%
                              2004               2            49,770            270,132            14%
                              2005               1            77,028            434,436            22%
                              2006              -              --                 --                0%
                              2007              -              --                 --                0%





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

     During 1996 and early 1997, some of the Limited Partners in the Partnership received unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership from unaffiliated third parties with offers ranging between $270 and $350 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. The aforementioned offers have expired. In November 1996, an unaffiliated third party made an unsolicited tender offer for up to 4.9% of the Interests in the Partnership at $400 per Interest. The Partnership was neutral in its recommendation to accept or reject such offer. The offer expired in December 1996. In the last six months of 1997, additional unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $245 and $350 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired. In early 1998, an unaffiliated third party made an unsolicited tender offer for up to 4% of the Interests in the Partnership for $60 per Interest. The special committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. The offer is scheduled to expire in April 1998. As of the date of this report, the Partnership is aware that 4.27% of the Interests of the Partnership have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

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

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $4,667,000. Such funds are available for future distri-butions to partners and working capital requirements. As more fully described in the Notes, distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership has currently budgeted in 1998, approximately $87,000 for tenant improvements and other capital expenditures at its remaining investment property, the Fountain Valley Industrial Park. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's remaining investment property and through the sale of such investment. In 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow in the months of May and November of each year. In May 1997, the Partnership made a semi-annual distribution of cash generated from operations of $16 per Interest ($8 per Interest for each of the first and second quarters of 1997). In August, 1997, the Partnership made a distribution of $35 per Interest of cash generated from sales of certain parcels at the Fountain Valley Industrial Park in 1996 and 1997 and the sale of the Cerritos Industrial Park in 1997. In late November 1997, the Partnership made a semi-annual distribution of cash generated from operations of $4 per Interest ($2 per Interest for each of the third and fourth quarters of 1997) and a distribution of cash generated from the sales of the Adams/Wabash Self Park and the Rivertree Court Shopping Center of $300 per Interest. The net reduction in distributions from prior distribution levels was necessary primarily due to reductions in operating cash flow resulting from the sale of the Partnership's interest in the above mentioned properties.

JMB/MIAMI

     Effective March 31, 1996, JMB/Miami International Associates was voluntarily dissolved by an agreement of its partners and its 50% ownership interest in West Dade County Associates ("West Dade") and related assets were distributed to its partners based on their respective ownership percentages. Accordingly, the Partnership acquired a direct 25% ownership interest in West Dade. The Partnership then sold its entire 25% interest in West Dade for $13,436,731 (before selling costs). Reference is made to the Notes for a further description of such sale.

FIRST FINANCIAL

     On September 11, 1996, the joint venture sold the First Financial office building for $37,900,000 (before selling costs). Reference is made to the Notes for a further description of such sale.

CERRITOS INDUSTRIAL PARK

     On May 29, 1997, the Partnership sold the land and related improvements known as the Cerritos Industrial Park for $7,500,000. Reference is made to the Notes for a further description of such transaction.

RIVERTREE COURT SHOPPING CENTER

     On July 17, 1997, the Partnership sold the land and related improvements known as the Rivertree Court Shopping Center for approximately $14,915,000. Reference is made to the Notes for a further description of such transaction.

ADAMS/WABASH

     On August 11, 1997, the Adams/Wabash Limited Partnership sold the Adams/Wabash self-park for $25,000,000. Reference is made to the Notes for a further description of the transaction.

FOUNTAIN VALLEY INDUSTRIAL PARK

     Fountain Valley is currently 100% leased and occupied. The Partnership in 1997, leased vacant space of 22,826 square feet, has renewed 57,490 square feet, re-leased 30,250 square feet and sold, in December 1996 and 1997, 22,202 square feet of the 154,968 square feet of space under tenant leases originally scheduled to expire in 1997 and 1998 (39% of the park's original square footage of 393,092 square feet). The strong Orange County (Los Angeles) industrial market continues to put upward pressure on tenant demand and consequently, market rents. As a result, the Partnership has been able to convert several buildings which had been previously leased to tenants on a temporary basis to permanent leases at significantly higher rents than the tenants were paying previously. Two tenant leases representing in total, approximately 45,000 square feet, are scheduled to expire in 1998. There can be no assurance that the tenants will renew their leases upon expiration.

     On May 1, 1997, the Partnership sold a 12,702 square foot building and related land parcel within the park to the current tenant for a sales price of $970,000. Reference is made to the Notes for a further description of such sale.

     During the first quarter of 1998, the Partnership entered into an agreement to sell the remainder of the property in 1998 to an unaffiliated third party. However, in March 1998, the sale agreement terminated without completion of the sale. An environmental issue was discovered in connection with the potential buyer's due diligence investigation of the property. Based on preliminary testing, there currently appears to be some contamination of the groundwater under the property. The Partnership has temporarily suspended the active marketing of the property for sale while it undertakes an assessment of the source, nature and extent of the contamination. Based upon its preliminary information the Partnership does not believe that the costs of assessing and, if necessary, remediating the contamination will be material, although there is no assurance that such will be the case. The Partnership expects to remarket the property after such testing permits it to estimate the cost, if any, to remediate such condition, and continues to expect to liquidate its remaining net assets no later than the end of 1999.

GENERAL

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions is approximately $5,725,000 at December 31, 1997. All amounts deferred or currently payable do not bear interest.

RESULTS OF OPERATIONS

     Significant variances between the periods reflected in the accompanying consolidated financial statements are the result of the sales of the Cerritos Industrial Park, Rivertree Court Shopping Center and Adams/Wabash Self-Park in 1997 and the sales of the two land parcels and related buildings at the Fountain Valley Industrial Park in December 1996 and May 1997.

     The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the loss of the Palmer House parking contract at Adams/Wabash investment property.

     The increase in interest income for the twelve months ended
December 31, 1997, as compared to the twelve months ended December 31, 1996 and 1995 is primarily due to the fluctuation of the Partnership's average invested balance due to the timing of receipts of cash generated from the various sales of the Partnership's investment properties in 1996 and 1997 and the timing of the Partnership's subsequent distribution of sales proceeds to the Holders of Interests.

     The decrease in depreciation for the twelve months ended December 31, 1997 as compared to the twelve months ended December 31, 1996 and 1995 is primarily due to the timing of the classification of the investment properties as properties held for sale, and therefore, not being subject to continued depreciation.

     The $2,500,000 provision for value impairment reported for the twelve months ended December 31, 1997 was recorded as of June 30, 1997 based upon the expected sale price for the Rivertree Court Shopping Center investment property, which was sold July 17, 1997. The provision for value impairment for the year ended December 31, 1995 is due to the provisions for value impairment recorded at September 30, 1995 for both the Fountain Valley and Cerritos Industrial Park investment properties of $4,200,000 and $4,000,000, respectively. Such provisions were recorded to reduce the net carrying value of the investment properties to their then estimated recoverable values.

     The decrease in Partnership's share of operations from unconsolidated ventures for the twelve months ended December 31, 1997 as compared to the twelve months ended December 31, 1996 and the decrease in Partnership's share of operations from unconsolidated ventures and the increase in the Partnership's share of the gain on sale of investment property of unconsolidated venture for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the sale of the Partnership's interest in the Miami International Mall in April 1996 and the sale of the First Financial Plaza office building in September 1996.

     The gain on sale of investment properties reported for the twelve months ended December 31, 1997 is due to the sale of the Cerritos Industrial Park investment property on May 29, 1997, the sale of the Adams/Wabash investment property on August 11, 1997 and the sale of the Rivertree Court Shopping Center investment property on July 17, 1997. In addition, the Partnership recognized a gain on sale due to the sale of a land parcel and related building at the Fountain Valley Industrial Park investment property on May 1, 1997.

     The extraordinary item reported for the twelve months ended
December 31, 1997 represents the prepayment premiums on the early termination of debt in conjunction with the sales of certain of the Partnership's investment properties in 1997.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining investment property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the property remains substantially occupied.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XIII and consolidated venture at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  4,666,891        3,743,541
  Interest, rents and other receivables . . . . . . . . . . . . . . .      1,093,810        1,232,970
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         25,047           71,674
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         69,470          144,050
                                                                        ------------      -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . .      5,855,218        5,192,235

Properties held for sale or disposition - Schedule III. . . . . . . .     15,480,159       72,718,307
                                                                        ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        371,870          732,036
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        351,884        1,455,105
                                                                        ------------      -----------
                                                                        $ 22,059,131       80,097,683
                                                                        ============      ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            ----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    200,366          313,664
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        140,099          300,262
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         37,679          194,950
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --           1,201,572
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        478,255          444,575
                                                                        ------------      -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .        856,399        2,455,023

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        160,403          314,124
Long-term debt, less current portion. . . . . . . . . . . . . . . . .      5,976,472       25,482,974
                                                                        ------------      -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .      6,993,274       28,252,121
                                                                        ------------      -----------

Partners' capital accounts (deficits):
    General partners:
        Capital contributions.. . . . . . . . . . . . . . . . . . . .         20,000           20,000
        Cumulative net earnings . . . . . . . . . . . . . . . . . . .        853,929          721,969
        Cumulative cash distributions . . . . . . . . . . . . . . . .     (1,701,976)      (1,631,037)
                                                                        ------------      -----------
                                                                            (828,047)        (889,068)
                                                                        ------------      -----------
    Limited partners (126,414 interests):
        Capital contributions, net of offering costs. . . . . . . . .    113,741,315      113,741,315
        Cumulative net earnings . . . . . . . . . . . . . . . . . . .     39,393,469       30,903,922
        Cumulative cash distributions . . . . . . . . . . . . . . . .   (137,240,880)     (91,910,607)
                                                                        ------------      -----------
                                                                          15,893,904       52,734,630
                                                                        ------------      -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .     15,065,857       51,845,562
                                                                        ------------      -----------
                                                                        $ 22,059,131       80,097,683
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 7,583,750       11,279,441      11,715,228
  Interest income . . . . . . . . . . . . . . . . .         899,463          693,941         830,606
                                                        -----------      -----------     -----------
                                                          8,483,213       11,973,382      12,545,834
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       1,422,849        2,370,249       2,369,963
  Depreciation. . . . . . . . . . . . . . . . . . .           --           1,721,808       2,468,066
  Property operating expenses . . . . . . . . . . .       2,314,081        3,561,629       3,608,455
  Professional services . . . . . . . . . . . . . .         216,694          271,487         206,307
  Amortization of deferred expenses . . . . . . . .         131,498          191,354         234,401
  General and administrative. . . . . . . . . . . .         373,273          330,407         397,120
  Provision for value impairment. . . . . . . . . .       2,500,000            --          8,200,000
                                                        -----------      -----------     -----------
                                                          6,958,395        8,446,934      17,484,312
                                                        -----------      -----------     -----------
                                                          1,524,818        3,526,448      (4,938,478)
Partnership's share of operations of uncon-
  solidated ventures. . . . . . . . . . . . . . . .           --             258,637         760,913
                                                        -----------      -----------     -----------
        Earnings (loss) before gains
          on sale of investment properties. . . . .       1,524,818        3,785,085      (4,177,565)

Gains on sale of investment properties. . . . . . .       7,186,234          217,690           --
Partnership's share of gain on sale of
  investment property from unconsolidated venture .           --          10,872,859           --
                                                        -----------      -----------     -----------
        Earnings (loss) before Partner-
          ship's share of extraordinary
          item from sale of investment
          property of unconsolidated venture. . . .       8,711,052       14,875,634      (4,177,565)
Extraordinary items . . . . . . . . . . . . . . . .         (89,545)           --              --
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $ 8,621,507       14,875,634      (4,177,565)
                                                        ===========      ===========     ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1997             1996            1995
                                                       ------------     ------------    ------------

Net earnings (loss) per limited partnership
 interest:
  Earnings (loss) before gains on sales
    of investment properties. . . . . . . . . . . .     $     11.58            28.74          (31.72)
  Gains on sale of investment properties. . . . . .           56.28             1.70           --
  Partnership's share of gain on sale
    of investment property from unconsolidated
    venture . . . . . . . . . . . . . . . . . . . .           --               85.15           --
  Partnership's share of extra-
    ordinary items from sale of
    investment property of
    unconsolidated venture. . . . . . . . . . . . .            (.68)           --              --
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $     67.18           115.59          (31.72)
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

                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
             --------   ---------- -------------    --------    -----------  ---------- ------------- ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1994 . . . . $20,000      626,763   (1,233,777)    (587,014)  113,741,315   20,301,059  (52,964,880) 81,077,494

Net earnings
 (loss) . . .    --       (167,103)       --        (167,103)        --      (4,010,462)       --     (4,010,462)
Cash distri-
 butions
 ($44.00 per
 Interest). .    --          --        (156,067)    (156,067)        --           --      (5,618,400) (5,618,400)
              -------     --------   ----------     --------   -----------   ----------  -----------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1995 . . . .  20,000      459,660   (1,389,844)    (910,184)  113,741,315   16,290,597  (58,583,280) 71,448,632

Net earnings
 (loss) . . .    --        262,309        --         262,309         --      14,613,325        --     14,613,325
Cash distri-
 butions
 ($261.00 per
 Interest). .    --          --        (241,193)    (241,193)        --           --     (33,327,327)(33,327,327)
              -------     --------   ----------     --------   -----------   ----------  -----------  ----------





                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
             --------   ---------- -------------    --------    -----------  ---------- ------------- ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1996 . . . .  20,000      721,969   (1,631,037)    (889,068)  113,741,315   30,903,922  (91,910,607) 52,734,630

Net earnings
 (loss) . . .    --        131,960        --         131,960         --       8,489,547        --      8,489,547
Cash distri-
 butions
 ($355.00 per
 Interest). .    --          --         (70,939)     (70,939)        --           --     (45,330,273)(45,330,273)
              -------     --------   ----------     --------   -----------   ----------  -----------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1997 . . . . $20,000      853,929   (1,701,976)    (828,047)  113,741,315   39,393,469 (137,240,880) 15,893,904
              =======     ========   ==========     ========   ===========   ==========  ===========  ==========













                          See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                            1997            1996            1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 8,621,507       14,875,634      (4,177,565)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --           1,721,808       2,468,066
    Amortization of deferred expenses . . . . . . .         131,498          191,354         234,401
    Partnership's share of operations
      of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . .           --             318,805        (760,913)
    Partnership's gain on sale of investment
      property. . . . . . . . . . . . . . . . . . .      (7,186,234)        (217,690)          --
    Partnership's share of gain on sale
      of investment property from unconsolidated
      venture . . . . . . . . . . . . . . . . . . .           --         (10,872,859)          --
    Extraordinary items . . . . . . . . . . . . . .          89,545            --              --
    Provision for value impairment. . . . . . . . .       2,500,000            --          8,200,000
  Changes in:
    Interest, rents and other receivables . . . . .         145,445         (111,700)       (290,577)
    Prepaid expenses. . . . . . . . . . . . . . . .          46,627           (2,773)         (2,973)
    Escrow deposits . . . . . . . . . . . . . . . .          74,580          (41,370)         (2,803)
    Accrued rents receivable. . . . . . . . . . . .          42,194          211,577        (228,961)
    Accounts payable  . . . . . . . . . . . . . . .        (160,129)         102,497          65,817
    Accrued interest. . . . . . . . . . . . . . . .        (157,271)          (1,779)         (1,653)
    Accrued real estate taxes . . . . . . . . . . .      (1,201,572)          30,231         (59,886)
    Unearned rents. . . . . . . . . . . . . . . . .          33,680         (167,507)        541,674
    Tenant security deposits. . . . . . . . . . . .        (133,806)         (14,498)        (11,591)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . .       2,846,064        6,021,730       5,973,036
                                                        -----------      -----------     -----------





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996            1995
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .           --               --          9,214,950
  Additions to investment properties. . . . . . . .        (127,500)        (678,815)       (280,626)
  Partnership's distributions from
    unconsolidated ventures and cash
    proceeds from sale of investment
    property, net of selling expenses . . . . . . .      43,972,567       18,908,480       1,346,250
  Partnership's contributions to uncon-
    solidated ventures. . . . . . . . . . . . . . .           --             (64,710)     (1,539,075)
  Payment of deferred expenses. . . . . . . . . . .         (84,769)        (182,206)        (80,931)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .      43,760,298       17,982,749       8,660,568
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (281,800)        (291,589)       (271,067)
  Distributions to limited partners . . . . . . . .     (45,330,273)     (33,327,327)     (5,618,400)
  Distributions to general partners . . . . . . . .         (70,939)        (241,193)       (156,067)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          financing activities. . . . . . . . . . .     (45,683,012)     (33,860,109)     (6,045,534)
                                                        -----------      -----------     -----------
        Net increase (decrease) in
          cash and cash equivalents . . . . . . . .         923,350       (9,855,630)      8,588,070

        Cash and cash equivalents,
          beginning of year . . . . . . . . . . . .       3,743,541       13,599,171       5,011,101
                                                        -----------      -----------     -----------

        Cash and cash equivalents,
          end of year . . . . . . . . . . . . . . .     $ 4,666,891        3,743,541      13,599,171
                                                        ===========      ===========     ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996            1995
                                                        -----------      -----------     -----------

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest . . . .     $ 1,580,120        2,372,028       2,371,616
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of
     investment property:
      Total sales proceeds, net of
        selling expenses. . . . . . . . . . . . . .     $63,400,112            --              --
      Prepayment premium. . . . . . . . . . . . . .         (89,545)           --              --
      Payoff of mortgage loans. . . . . . . . . . .     (19,338,000)           --              --
                                                        -----------      -----------     -----------
          Cash proceeds from sale of
            investment properties . . . . . . . . .     $43,972,567            --              --
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

                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an equity investment in an industrial park in Fountain Valley, California. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. Subject to the sale of its last property, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring unforeseen economic circumstances.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Adams/Wabash Limited Partnership ("Adams/Wabash") (prior to its sale in August 1997). The effect of all transactions between the Partnership and Adams/Wabash have been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in JMB First Financial Associates ("First Financial") (prior to its sale in September
1996) and JMB/Miami International Associates ("JMB/Miami") (prior to the Partnership's sale of its Partnership interest therein in April 1996). Accordingly, the accompanying financial statements do not include the accounts of First Financial and JMB/Miami.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") (and to consolidate the accounts of its majority owned venture in 1996). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership.

     The net effect of these items is summarized as follows for the years ended December 31, 1997 and 1996:



                                                    1997                              1996
                                     ------------------------------   ------------------------------
                                                         TAX BASIS                        TAX BASIS
                                       GAAP BASIS       (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------      -----------     ------------     -----------
Total assets. . . . . . . . . . . .    $22,059,131       38,163,238       80,097,683      98,913,009

Partners' capital accounts
 (deficits):
  General partners. . . . . . . . .       (828,047)         235,083         (889,068)        180,325
  Limited partners. . . . . . . . .     15,893,904       30,716,105       52,734,630      71,153,760

Net earnings (loss):
  General partners. . . . . . . . .        131,960          125,696          262,309       1,103,238
  Limited partners. . . . . . . . .      8,489,547        4,892,617       14,613,325      13,511,562

Net earnings (loss)
  per Interest. . . . . . . . . . .          67.18            38.70           115.59          106.88
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,380,270 and $2,576,773 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership has acquired, either directly or through joint ventures, three shopping centers, two multi-tenant industrial buildings, an office complex and a parking/retail structure. In January 1992, the Partnership's interest in the Mid Rivers Mall was sold. In 1996, the Partnership's interest in the First Financial office building and the Miami International Mall were sold. In 1997, the Partnership's interest in the Cerritos Industrial Park, Rivertree Court Shopping Center, one of the land parcels that compose the Fountain Valley Industrial Park located in Fountain Valley, California, and the Adams/Wabash Self-Park were sold. The remaining property owned at December 31, 1997 is in operation. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

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

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of the remaining property would ultimately be realized by the Partnership in any future sale or disposition transaction.

     The remaining property was classified as held for sale as of December 31, 1996, and therefore, has not been subject to continued depreciation. The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were $1,254,195, $3,468,110 and ($5,149,790), respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying consolidated financial statements include $0, $258,637 and $760,913, respectively, of the Partnership's share of total property operations of $0, $1,016,511 and $3,519,977 of unconsolidated properties held for sale or disposition as of December 31, 1997 or sold or disposed of in the past three years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

     The remaining investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.


INVESTMENT PROPERTIES

CERRITOS INDUSTRIAL PARK

     On May 29, 1997, the Partnership sold the land and related improvements known as the Cerritos Industrial Park to an unaffiliated third-party for $7,500,000. The Partnership realized net sale proceeds of approximately $4,074,000 after repayment of the mortgage loan securing the property in the amount of $3,168,000, the payment of the prepayment premium and reconveyance fee on such loan of approximately $78,700 (which was included as an extraordinary item in the Partnership's 1997 consolidated financial statements) and the payment of selling expenses of approximately $180,000. The sale of the property resulted in an approximate $1,474,000 gain on sale to the Partnership in 1997 for financial reporting purposes. The Partnership recognized a loss of approximately $2,228,000 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired December 15, 1997 with no liability to the Partnership. The property was 100% occupied at the date of sale. The Partnership made a cash distribution of $35 per Interest from the sale proceeds in August 1997.

     The Cerritos Industrial Park investment property was classified as held for sale or disposition at October 1, 1996, and therefore, has not been subject to continued depreciation since that date.

     As of September 30, 1995, due to the uncertainty at such time of the Partnership's ability to recover the net carrying value of the Cerritos Industrial Park investment property through future operations and sale, given the expected holding period not being in excess of December 31, 1999, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $4,000,000. Such provision was recorded to reduce the net carrying value of the investment property to its then estimated fair value based upon an analysis of discounted estimated future cash flows over the projected holding period.

FOUNTAIN VALLEY INDUSTRIAL PARK

     On December 31, 1996, the Partnership sold one of the buildings and related land parcel at the Fountain Valley Industrial Park to the unaffiliated tenant that had been leasing the building. The sale price was $665,000 and the net sale proceeds, after paying down $350,000 of the outstanding mortgage as required by the Lender and closing costs, were $255,723. The sale resulted in approximately $218,000 and $121,000 of gain for financial reporting and Federal income tax purposes, respectively, in 1996.

     On May 1, 1997, the Partnership sold a 12,702 square foot building and related land parcel within the park to the current tenant for a sales price of $970,000. As a result of this sale, the lender required a $470,000 prepayment of the outstanding mortgage and a prepayment premium of approximately $11,000 (which was included as an extraordinary item in the Partnership's 1997 consolidated financial statements). The net sale proceeds to the Partnership were approximately $436,000 after payment of closing costs and the prepayment premium to the lender. The sale of the building and related land parcel resulted in an approximate $375,000 gain on sale to the Partnership for financial reporting purposes and approximately $253,000 for Federal income tax purposes in 1997.

     During the first quarter of 1998, the Partnership entered into an agreement to sell the remainder of the property in 1998 to an unaffiliated third party. However, in March 1998, the sale agreement terminated without completion of the sale. An environmental issue was discovered in connection with the potential buyer's due diligence investigation of the property. Based on preliminary testing, there currently appears to be some contamination of the groundwater under the property. The Partnership has temporarily suspended the active marketing of the property for sale while it undertakes an assessment of the source, nature and extent of the contamination. Based upon preliminary information, the Partnership does not believe that the costs of assessing and, if necessary, remediating the contamination will be material, although there is no assurance that such will be the case. The Partnership expects to remarket the property after such testing permits it to estimate the cost, if any, to remediate such condition, and continues to expect to liquidate its remaining net assets no later than the end of 1999.

     Effective June 1, 1997, the Partnership's 7.32% mortgage note, originally secured by both the Fountain Valley Industrial Park and the Cerritos Industrial Park investment properties, was modified due to the sales of the Cerritos Industrial Park in 1997 and sales of the outparcels at the Fountain Valley Industrial Park in 1996 and 1997. In conjunction with the property sales described above, the Partnership was required to repay principal of approximately $3,988,000 on the outstanding mortgage note. Accordingly, the $88,998 monthly loan installments of principal and interest were recast downward to $53,823. The loan is currently solely collateralized by the remainder of the Fountain Valley Industrial Park owned by the Partnership.

     The Fountain Valley Industrial Park investment property has been classified as held for sale or disposition at December 31, 1996, and therefore, will not be subject to continued depreciation after that date.

     New and renewal leases at the Fountain Valley Industrial Park may continue to require expenditures for lease commissions and tenant improvements prior to tenant occupancy. The costs incurred upon releasing may result in a decrease in cash flow from operations over the near term. As of September 30, 1995, due to the uncertainty at such time of the Partnership's ability to recover the net carrying value of the Fountain Valley Industrial Park investment property through future operations and sale, given the expected holding period not being in excess of December 31, 1999, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of $4,200,000. Such provision was recorded to reduce the net carrying value of the investment property to its then estimated fair value based upon an analysis of discounted estimated future cash flows over the projected holding period. There can be no assurance that the then estimated fair value of the property would ultimately be realized by the Partnership in any future sale or disposition transaction.

RIVERTREE COURT SHOPPING CENTER

     The property was classified as held for sale or disposition at July 1, 1996, and therefore, has not been subject to continued depreciation since that date.

     On July 17, 1997, the Partnership sold the land and related improvements known as the Rivertree Court Shopping Center to an unaffiliated third-party for $31,175,000. The Partnership received approximately $14,915,000 of net sales proceeds at closing (which reflected the assumption by the buyer of the mortgage loan which had a current balance of approximately $15,700,000 and the payment of selling expenses and closing costs of approximately $560,000). Based upon the proposed sale price, the Partnership recognized a provision for value impairment of $2,500,000 on June 30, 1997. The sale resulted in a nominal gain for financial reporting purposes and the Partnership recognized an approximate loss of $965,000 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired on December 1, 1997 with no liability to the Partnership.

VENTURE AGREEMENTS

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

     Due to the uncertainty of Encino's ability to recover the net carrying value of the First Financial office building investment property through future operations and sale during the estimated holding period, Encino recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of approximately $6,475,000, all of which was allocated to First Financial. The Partnership's share of such provision to First Financial was approximately $2,428,000. Such provision was recorded at December 31, 1994 to reduce the net carrying value of the investment property to its then estimated fair value based upon an analysis of the property's discounted estimated future cash flows over the projected holding period.

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

     The Encino partnership agreement generally provided that First Financial was entitled to receive (after any participating amounts due to Pepperdine University pursuant to its tenant lease) from cash flow from operations (as defined) an annual cumulative preferred return equal to 9.05% through April 30, 1995 (and 8.9% thereafter) of its capital contri-butions. Any remaining cash flow was to be split equally between First Financial and the Encino Venture Partner. Pepperdine University, under its tenant lease, was entitled to an amount based on 6.6% of the Venture Partner's share of the office building's net operating profit and net sale profit (as defined). All of Encino's operating profits and losses before depreciation were allocated to First Financial in 1995 and 1996.

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

JMB/MIAMI

     On January 26, 1988, the Partnership, through JMB/Miami International Associates ("JMB/Miami"), a general partnership with JMB/Miami Investors L.P., a partnership sponsored by an affiliate of the General Partners of the Partnership, acquired an interest in an existing partnership, West Dade County Associates ("West Dade") in which JMB/Miami was a general partner, with an affiliate of the developer (the "Venture Partner"), which owned an enclosed regional shopping center in Miami, Florida known as the Miami International Mall. During February 1989, IDS/JMB Balanced Income Growth, Ltd. ("IDS/JMB"), a partnership sponsored by an affiliate of the General Partners of the Partnership made a capital contribution to JMB/Miami to acquire an interest therein. During October 1993, JMB/Miami Investors L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P. ("Urban"), a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the General Partners of the Partnership). The Partnership's cash investment in JMB/Miami was $10,402,500. The terms of JMB/Miami partnership agreement provided that annual cash flow, net sale or refinancing proceeds, and tax items were to be distributed or allocated, as the case may be, to the Partnership in proportion to its 50% share of capital contributions.

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

ADAMS/WABASH

     On April 19, 1988, an affiliate of the Partnership entered into a forward commitment on behalf of the Partnership to make a cash investment in the Adams/Wabash Limited Partnership ("Adams/Wabash"), which constructed a parking garage and retail space structure (the "Project") in Chicago, Illinois. The Project contained 671 parking spaces and approximately 28,800 square feet of rentable retail area. The Partnership funded approximately $24,994,000 in full satisfaction of its total cash commitment.

     Upon acquisition, the Partnership was admitted to Adams/Wabash with a 49.9% ownership interest, which increased to 74.9% effective October 1, 1993, pursuant to the terms of the Adams/Wabash Partnership Agreement. The Managing General Partner of the Partnership had a .1% interest with the remaining 25% held by the developers. The Partnership was entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to the existing partnership. Any distributable cash flow in excess of the Partnership's preferred return would have been distributed in accordance with the ownership interests of Adams/Wabash. The Partnership also had a preferred position with respect to distributions of sales and financing proceeds. Items of profit and loss were, in general, allocated in accordance with distributions of cash flow. Accordingly, for financial reporting purposes, for the years ended
December 31, 1996 and 1995, the Partnership was allocated 100% of the operating profits of Adams/Wabash. Although the Partnership received its preferred returns for 1994 and 1995, as of December 31, 1997, the Partnership had a cumulative deficiency in its annual preferred return of approximately $1,000,000. Effective November 1, 1996, an affiliate of the General Partners assumed the management of the retail portion of the property for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     The property was classified as held for sale or disposition at December 31, 1996, and therefore, was not subject to continued depreciation after that time. On August 11, 1997, the Adams/Wabash joint venture sold the Adams/Wabash Self-Park to an unaffiliated third party. The sale price of the land and improvements, determined by arm's-length negotiations, was $25,000,000. Net cash proceeds from the sale, net of closing costs and selling expenses of approximately $454,000, were approximately $24,546,000.

The retail portion of the Property was 39% occupied at the date of sale. The Adams/Wabash joint venture reported a gain on sale of approximately $5,146,000, all of which is allocable to the Partnership for financial reporting purposes, in 1997. The Adams/Wabash joint venture recognized a gain of approximately $5,442,000 for Federal income tax reporting purposes, substantially all of which is allocable to the Partnership, in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, the Adams/Wabash joint venture agreed to certain representations and warranties, with a stipulated survival period which expired on December 15, 1997 with no liability to the Partnership. In November 1997, the Partnership made a cash distribution of proceeds from the sales of the Adams/Wabash Self Park and the Rivertree Court Shopping Center totaling $300 per Interest.

     The Partnership was entitled to a cumulative annual preferred return, payable from operating cash flow, of 10% of its capital contributions to Adams/Wabash. Any distributable cash flow in excess of the Partnership's preferred return would have been distributed in accordance with the ownership interests of Adams/Wabash. The Adams/Wabash partnership agreement stipulated that sale or financing proceeds would be distributed such that the Partnership shall first receive any deficit in its cumulative annual preferred return followed by the return of the Partnership's original capital investment in Adams/Wabash of approximately $24,994,000. Since there was a deficit in the Partnership's cumulative preferred annual return and net sale proceeds were below the Partnership's original capital investment, all distributable sale proceeds were distributed to the Partnership.

LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1997 and
1996:
                                           1997            1996
                                        -----------     -----------
10.03% mortgage note; secured by
 the Rivertree Court Shopping
 Center located in Vernon Hills
 (Chicago), Illinois; payable
 monthly, interest only;
 originally due January 1, 1999
 but assumed by the buyer at
 sale of the property in
 July 1997. . . . . . . . . . . .      $      --         15,700,000

7.32% mortgage note; secured by the
 Fountain Valley Industrial Park
 located in Fountain Valley
 California; payable in monthly
 installments of principal and
 interest of $53,823, remaining
 principal balance of approximately
 $5,489,000 plus accrued interest
 due on March 1, 2001 partially
 repaid in 1997 as described
 below. . . . . . . . . . . . . .         6,176,838      10,096,638
                                        -----------      ----------
    Total debt. . . . . . . . . .         6,176,838      25,796,638
    Less current portion of
     long-term debt . . . . . . .           200,366         313,664
                                        -----------      ----------
    Total long-term debt. . . . .       $ 5,976,472      25,482,974
                                        ===========      ==========

     Five year maturities of long-term debt are summarized as follows:

                   1998 . . . . . . . .  $   200,366
                   1999 . . . . . . . .      215,535
                   2000 . . . . . . . .      231,853
                   2001 . . . . . . . .    5,529,084
                   2002 . . . . . . . .       --
                                         ===========

     FOUNTAIN VALLEY INDUSTRIAL PARK AND CERRITOS INDUSTRIAL PARK

     In December 1996, the Partnership sold one of the parcels and related building that compose the Fountain Valley Industrial Park investment property for a sale price of $665,000. The lender required a principal paydown of the loan in the amount of $350,000 which reduces the balloon payment due on March 1, 2001. Reference is made to the Fountain Valley footnote above for a further discussion of the sale.

     Effective June 1, 1997, the Partnership's 7.32% mortgage note, originally secured by both the Fountain Valley Industrial Park and the Cerritos Industrial Park investment properties, was modified due to the sales of the Cerritos Industrial Park in 1997 and sales of the outparcels at the Fountain Valley Industrial Park in 1996 and 1997. In conjunction with the property sales described above, the Partnership was required to repay principal of approximately $3,988,000 on the outstanding mortgage note. Accordingly, the $88,998 monthly loan installments of principal and interest were recast downward to $53,823. The loan is currently solely collateralized by the remainder of the Fountain Valley Industrial Park owned by the Partnership.

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

     The General Partners have made capital contributions to the Partnership aggregating $20,000. The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, will be distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners will then receive 100% of the sale or refinancing proceeds until they receive amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners. The cumulative amount of such deferred distributions are approximately $5,725,000 at December 31, 1997. All amounts deferred or currently payable do not bear interest. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of the majority of these amounts. Accordingly, the General Partners waived their right to receive the allocation of sale proceeds, which otherwise would have been deferred per above, from the sale of the Partnership's interest in the Miami International Mall and the First Financial Plaza in 1996 and the sale of the Cerritos Industrial Park, Adams/Wabash Parking Garage, Rivertree Court Shopping Center and the Fountain Valley Industrial Park outparcels in 1996 and 1997.

LEASES - AS PROPERTY LESSOR

     The Partnership's principal asset is one multi-tenant industrial building complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over their estimated useful lives. Leases with tenants range in term from one to fifteen years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1997:

     Industrial Building Complex:
       Cost . . . . . . . . . . . . . . . . . . . .   $20,202,265
       Accumulated depreciation . . . . . . . . . .     4,722,106
                                                      -----------
                                                      $15,480,159
                                                      ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

     1998 . . . . . . . . . . . . . . . . . . . . .    $ 1,922,837
     1999 . . . . . . . . . . . . . . . . . . . . .      1,663,618
     2000 . . . . . . . . . . . . . . . . . . . . .      1,552,206
     2001 . . . . . . . . . . . . . . . . . . . . .      1,484,507
     2002 . . . . . . . . . . . . . . . . . . . . .      1,039,017
     Thereafter . . . . . . . . . . . . . . . . . .      1,565,701
                                                       -----------
          Total . . . . . . . . . . . . . . . . . .    $ 9,227,886
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

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1997       1996      1995      1997
                          --------   -------   -------  ------------
Property management
 and leasing fees . . . . $104,495    97,773   103,838        --
Insurance commissions . .    6,382    10,028     9,986        --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .    5,823     4,416    76,545       1,444
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   25,588    39,269    69,714       5,493
Reimbursement (at cost)
 for legal services . . .    6,473     7,578     1,762       2,171
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .    --        1,099   137,851        --
                          --------   -------   -------      ------
                          $148,761   160,163   399,696       9,108
                          ========   =======   =======      ======

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. All amounts deferred or currently payable do not bear interest.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provides certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership's consolidated venture for the twelve months ended December 31, 1997 and 1996 were approximately $71,000 and $133,000, respectively, all of which was paid at December 31, 1997 and 1996. Effective November 1, 1996, and through its date of sale on August 11, 1997, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

INVESTMENT IN UNCONSOLIDATED VENTURES

     The Partnership sold its interests in First Financial and JMB/Miami during 1996. Summary combined financial information for First Financial and JMB/Miami for the years ended December 31, 1996 and 1995 are as follows:

                                              1996            1995
                                           -----------     ----------
Total income. . . . . . . . . . . . . .    $ 7,227,991     19,328,590
                                           ===========     ==========
Operating expenses. . . . . . . . . . .    $ 6,209,999     15,808,613
                                           ===========     ==========
Operating earnings. . . . . . . . . . .    $ 1,017,992      3,519,977
                                           ===========     ==========
Gain on sale of land and property . . .    $ 2,882,573          --
                                           ===========     ==========
Net income. . . . . . . . . . . . . . .    $ 3,900,565      3,519,977
                                           ===========     ==========

                                                                                                SCHEDULE III

                                       JMB INCOME PROPERTIES, LTD. - XIII

                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1997



                                                             COSTS
                                                           CAPITALIZED
                                INITIAL COST TO            SUBSEQUENT TO         GROSS AMOUNT AT WHICH CARRIED
                                PARTNERSHIP (A)           ACQUISITION (C)            AT CLOSE OF PERIOD (B)
                            ----------------------- -------------------------------------------------------------
                                        BUILDINGS               BUILDINGS                  BUILDINGS
                    ENCUM-                 AND                     AND                        AND
                    BRANCE      LAND   IMPROVEMENTS    LAND    IMPROVEMENTS       LAND   IMPROVEMENTS   TOTAL (D)
                    ------    -------- ----------------------- ------------     -------- ------------  ----------
Industrial
 Complex:
Fountain Valley
 Industrial
 Park . . . . . $6,176,838   6,751,729   16,589,910 (1,477,613) (1,661,761)    5,274,116   14,928,149  20,202,265
                ----------  ----------   ---------- ----------  ----------    ----------   ----------  ----------
    Total . . . $6,176,838   6,751,729   16,589,910 (1,477,613) (1,661,761)    5,274,116   14,928,149  20,202,265
                ==========  ==========   ========== ==========  ==========    ==========   ==========  ==========


                                                                              SCHEDULE III - CONTINUED

                                     JMB INCOME PROPERTIES, LTD. - XIII

                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1997
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(E)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
Industrial Complex:
 Fountain Valley
 Industrial Park. . . . . . . . . .    $4,722,106       1967-1970     11/1/88       5-30 years      222,437
                                       ----------                                                  --------
    Total . . . . . . . . . . . . .    $4,722,106                                                   222,437
                                       ==========                                                  ========

------------------

     (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $23,823,220.
     (C)  The Partnership recorded a provision for value impairment of $4,200,000 in 1995 which was recorded as a reduction to land and building and improvements.



                                                                              SCHEDULE III - CONTINUED

                                     JMB INCOME PROPERTIES, LTD. - XIII

                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


(D)   Reconciliation of real estate owned:

                                                             1997            1996              1995
                                                         ------------    ------------      -----------
     Balance at beginning of period . . . . . . . . .     $91,023,463      90,740,661       98,660,035
     Additions during period. . . . . . . . . . . . .         127,500         678,815          280,626
     Reductions during period . . . . . . . . . . . .     (68,448,698)       (396,013)           --
     Provision for value impairment . . . . . . . . .      (2,500,000)          --          (8,200,000)
                                                          -----------     -----------       -----------

     Balance at end of period . . . . . . . . . . . .     $20,202,265      91,023,463       90,740,661
                                                          ===========     ===========       ===========

(E)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .     $18,305,156      16,583,348       14,115,282
     Depreciation expense . . . . . . . . . . . . . .           --          1,721,808        2,468,066
     Reductions during period . . . . . . . . . . . .     (13,583,050)          --               --
                                                          -----------     -----------       -----------

     Balance at end of period . . . . . . . . . . . .     $ 4,722,106      18,305,156       16,583,348
                                                          ===========     ===========       ===========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during fiscal years 1997 and 1996.



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

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle- -XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XII ("JMB Income-XII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Managing General Partner receive no current or proposed direct remuneration in such capacities. Pursuant to the Partnership Agreement, the General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995, the General Partners received cash distributions in the amount of $70,939, $241,193 and $156,067, respectively. As of December 31, 1997, the General Partners have deferred payment of distributions in the aggregate amount of approximately $5,725,000.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the offering, the administration of the Partnership and the operation of the Partnership's real property investments.

     The General Partners may be reimbursed for salaries and salary-related direct expenses of officers and employees of the Managing General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Managing General Partner was due reimbursement for such expenses in the amount of $37,884 of which $9,108 was unpaid as of December 31, 1997.

     Affiliates of the General Partners have provided property management services for the Rivertree Court Shopping Center and the retail portion of the Adams/Wabash Self Park during 1997. In 1997, such affiliates earned aggregate property management fees amounting to $104,495, all of which was paid as of December 31, 1997.

     Certain directors and officers of the General Partners have an equity interest in a company that provided property management services for the Adams/Wabash Self Park during 1997. In 1997, such company earned aggregate property management fees amounting to $93,684, all of which was paid at December 31, 1997.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1997 aggregating $6,382 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

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

     (b) The Managing General Partner, its officers and directors and the Associate General Partners own the following Interests of the Partnership:


                        NAME OF                            AMOUNT AND NATURE
                        BENEFICIAL                         OF BENEFICIAL                       PERCENT
TITLE OF CLASS          OWNER                              OWNERSHIP                           OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership
  Interests and
  Assignee Interests
  Therein               JMB Realty Corporation             5 Interests (1)                     Less than 1%
                                                           indirectly

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

   No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             JMB INCOME PROPERTIES, LTD. - XIII

             By:     JMB Realty Corporation
                     Managing General Partner


                     GAILEN J. HULL
             By:     Gailen J. Hull
                     Senior Vice President
             Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:     JMB Realty Corporation
                     Managing General Partner

                     JUDD D. MALKIN*
             By:     Judd D. Malkin, Chairman and
                     Chief Financial Officer
             Date:   March 25, 1998

                     NEIL G. BLUHM*
             By:     Neil G. Bluhm, President and Director
             Date:   March 25, 1998

                     H. RIGEL BARBER*
             By:     H. Rigel Barber, Chief Executive Officer
             Date:   March 25, 1998

                     GLENN E. EMIG*
             By:     Glenn E. Emig, Chief Operating Officer
             Date:   March 25, 1998


                     GAILEN J. HULL
             By:     Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
             Date:   March 25, 1998

                     A. LEE SACKS*
             By:     A. Lee Sacks, Director
             Date:   March 25, 1998

                     STUART C. NATHAN*
             By:     Stuart C. Nathan, Executive Vice President
                       and Director
             Date:   March 25, 1998

             *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
             By:     Gailen J. Hull, Attorney-in-Fact
             Date:   March 25, 1998

                  JMB INCOME PROPERTIES, LTD. - XIII

                             EXHIBIT INDEX

                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE   PAGE
                                                  ------------   ----

3-A.      Pages 8-19, 64-70, A-7 to A-16,
          A-34 to A-35 of the Prospectus
          of the Partnership dated August 20,
          1986, as supplemented on October 31,
          1986, and January 26, 1987             Yes             --

3-B.      Amended and Restated Agreement of
          Limited Partnership                    Yes             --

3-C.      Acknowledgement of rights and duties
          of the General Partners of the
          Partnership                            Yes             --

10-A.     Acquisition documents relating to
          the Fountain Valley Industrial
          Buildings and Cerritos Industrial
          Buildings                              Yes             --

10-B.     Option Agreement to sell
          Adams/Wabash Self Park,
          dated June 27, 1997                    Yes             --

10-C.     Agreement to purchase
          Rivertree Court Shopping
          Center, dated June 11, 1997            Yes             --

21.       List of Subsidiaries                   No

24.       Powers of Attorney                     No

27.       Financial Data Schedule                No