Form 10-Q
period 1998-03-31
JMB INCOME PROPERTIES LTD XIII
filed 1998-05-14
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                    Commission file #000-19496




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . .     10




PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     12

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     13

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND DECEMBER 31, 1997

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  MARCH 31,    DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  4,741,468    4,666,891
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $72,019 in 1998 and 1997) . . . .      1,153,975    1,093,810
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         10,019       25,047
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .        119,678       69,470
                                                                 ------------  -----------
        Total current assets . . . . . . . . . . . . . . . . .      6,025,140    5,855,218

Investment properties held for sale or disposition . . . . . .     15,480,360   15,480,159
                                                                 ------------  -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        352,465      371,870
Accrued rents receivable . . . . . . . . . . . . . . . . . . .        340,460      351,884
                                                                 ------------  -----------
                                                                 $ 22,198,425   22,059,131
                                                                 ============  ===========




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1998          1997
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $    204,055      200,366
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        192,137      140,099
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .         37,382       37,679
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         51,132        --
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        515,661      478,255
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .      1,000,367      856,399

Tenant security deposits . . . . . . . . . . . . . . . . . . .        160,403      160,403
Long-term debt, less current portion . . . . . . . . . . . . .      5,924,053    5,976,472
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .      7,084,823    6,993,274
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         20,000       20,000
      Cumulative net earnings (losses) . . . . . . . . . . . .        855,839      853,929
      Cumulative cash distributions. . . . . . . . . . . . . .     (1,701,976)  (1,701,976)
                                                                 ------------  -----------
                                                                     (826,137)    (828,047)
                                                                 ------------  -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs . . . . . .    113,741,315  113,741,315
      Cumulative net earnings (losses) . . . . . . . . . . . .     39,439,304   39,393,469
      Cumulative cash distributions. . . . . . . . . . . . . .   (137,240,880)(137,240,880)
                                                                 ------------  -----------
                                                                   15,939,739   15,893,904
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .     15,113,602   15,065,857
                                                                 ------------  -----------
                                                                 $ 22,198,425   22,059,131
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                          (UNAUDITED)


                                                                      1998           1997
                                                                  ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . $   534,624     2,996,030
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .      54,588        42,564
                                                                   -----------    ----------
                                                                       589,212     3,038,594
                                                                   -----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .     112,443       583,922
  Property operating expenses. . . . . . . . . . . . . . . . . . .     208,867       896,616
  Professional services. . . . . . . . . . . . . . . . . . . . . .      93,481        95,763
  Amortization of deferred expenses. . . . . . . . . . . . . . . .      19,405         5,955
  General and administrative . . . . . . . . . . . . . . . . . . .      94,118       130,392
                                                                   -----------    ----------
                                                                       528,314     1,712,648
                                                                   -----------    ----------
                                                                        60,898     1,325,946

Venture partners' share of venture operations. . . . . . . . . . .     (13,153)        --
                                                                   -----------    ----------

        Net earnings . . . . . . . . . . . . . . . . . . . . . . .      47,745     1,325,946
                                                                   ===========    ==========

        Net earnings (loss) per limited
         partnership interest:
          Net earnings . . . . . . . . . . . . . . . . . . . . . .  $      .36         10.07
                                                                    ==========    ==========

        Cash distributions per
          limited partnership interest . . . . . . . . . . . . . .  $   --             --
                                                                    ==========    ==========



                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          (UNAUDITED)

                                                                       1998          1997
                                                                   -----------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $    47,745     1,325,946
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . .      19,405         5,955
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     (60,165)      205,488
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      15,028        59,755
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      11,424         7,987
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      52,038       (70,889)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (297)         (465)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .      37,406       150,883
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      51,132        90,311
    Tenant security deposits . . . . . . . . . . . . . . . . . . .       --           (1,446)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (50,208)      (78,029)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .     123,508     1,695,496
                                                                   -----------   -----------
Cash flows from investing activities:
  Additions to investment properties, net. . . . . . . . . . . . .        (201)      (47,134)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       --           (3,533)
                                                                   -----------   -----------
          Net cash provided by (used in) investing activities. . .        (201)      (50,667)
                                                                   -----------   -----------




                              JMB INCOME PROPERTIES, LTD. - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                       1998          1997
                                                                   -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .     (48,730)      (76,283)
  Distributions to limited partners. . . . . . . . . . . . . . . .       --            --
  Distributions to general partners. . . . . . . . . . . . . . . .       --            --
                                                                   -----------   -----------
          Net cash provided by (used in) financing activities. . .     (48,730)      (76,283)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .      74,577     1,568,546

          Cash and cash equivalents, beginning of year . . . . . .   4,666,891     3,743,541
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 4,741,468     5,312,087
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   112,740       584,387
                                                                   ===========   ===========












                 See accompanying notes to consolidated financial statements.

              JMB INCOME PROPERTIES, LTD. - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 1998 AND 1997

                          (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as held for sale or disposition are no longer depreciated. The Partnership has committed to a plan to sell the Fountain Valley Industrial Park. The Fountain Valley Industrial Park was classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations for the consolidated property classified as held for sale or disposition as of March 31, 1998 or sold or disposed of during the past two years were $182,222 and $1,534,890, respectively, for the three months ended March 31, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                   Unpaid at
                                                   March 31,
                               1998      1997        1998
                             -------    ------   -------------
Property management and
 leasing fees. . . . . . .   $  --      38,522         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties . .    17,106    17,931        1,476
                             -------   -------       ------
                             $17,106    56,453        1,476
                             =======   =======       ======

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provided certain property management services to certain of the properties owned by the Partnership. Effective November 1, 1996, and through its date of sale on August 11, 1997, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,725,000 at March 31, 1998. All amounts deferred or currently payable do not bear interest. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of this amount. Additionally, the General Partners waived their right to receive their allocation of sale proceeds, which otherwise would have been deferred per the subordination requirements of the Partnership agreement, from the sale of the Partnership's interest in the Miami International Mall, the sale of First Financial Plaza in 1996, the sales of the two parcels of the Fountain Valley Industrial Park investment property in 1996 and 1997 and the sale in 1997 of Adams/Wabash Self-Park, Rivertree Court Shopping Center and the Cerritos Industrial Park.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.


FOUNTAIN VALLEY INDUSTRIAL PARK

     During the quarter, occupancy of this industrial park remained at 100%. The Partnership has been able to convert several buildings which had been previously leased to tenants on a temporary basis to permanent leases at higher rents. The property is producing cash flow for the Partnership.

     During the first quarter of 1998, the Partnership entered into an agreement to sell the remainder of the property in 1998 to an unaffiliated third party. However, in March 1998, the sale agreement terminated without completion of the sale. An environmental issue was discovered in connection with the potential buyer's due diligence investigation of the property. Based on preliminary testing, there currently appears to be some contamination of the groundwater under the property. The Partnership has temporarily suspended the active marketing of the property for sale while it undertakes an assessment of the source, nature and extent of the contamination. Based upon preliminary information, the Partnership does not believe that the costs of assessing and, if necessary, remediating the contamination will be material, although there is no assurance that such will be the case. A preliminary assessment of the initial testing to determine the extent of the contamination has been submitted to the state regulatory agency. Further testing is needed to determine the extent of the contamination, which will require further state review and approval.
At this time, the Partnership has accrued $100,000 as its preliminary estimate of assessing the contamination. The Partnership expects to remarket the property after such testing permits it to estimate the cost, if any, to remediate such condition, and continues to expect to liquidate its remaining net assets no later than the end of 1999.

     Effective June 1, 1997, the Partnership's 7.32% mortgage note, originally secured by both the Fountain Valley Industrial Park and the Cerritos Industrial Park investment properties, was modified due to the sales of the Cerritos Industrial Park in 1997 and sales of two outparcels at the Fountain Valley Industrial Park in 1996 and 1997. In conjunction with the property sales, the Partnership was required to repay principal of approximately $3,988,000 on the outstanding mortgage note. Accordingly, the $88,998 monthly loan installments of principal and interest were recast downward to $53,823. The loan is currently solely collateralized by the remainder of the Fountain Valley Industrial Park owned by the Partnership.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     During 1997 unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $245 and $350 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired. In early 1998, an unaffiliated third party made an unsolicited tender offer for up to 4% of the Interests in the Partnership for $60 per Interest. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. The offer expired in April 1998. As of the date of this report, the Partnership is aware that 4.2% of the Interests of the Partnership have been purchased by all such unaffiliated third parties either pursuant to all such tender offers or through negotiated purchases.

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

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,741,000. Such funds are available for future distributions to partners and working capital requirements including costs related to assessing, and if necessary, remediating the potential contamination of Fountain Valley Industrial Park.

     In May 1998, the Partnership expects to make a semi-annual distribution of cash generated from operations of $2 per interest.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expects to remarket its remaining investment property, the Fountain Valley investment property, after environmental testing permits the Partnership to estimate the cost of any required remediation of the ground water contamination. The Partnership expects to liquidate its remaining net assets and wind up the affairs of the Partnership no later than the end of 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between the periods reflected in the accompanying consolidated balance sheets and statements of operations are the result of the sales of the Cerritos Industrial Park, Rivertree Court Shopping Center and Adams/Wabash Self-Park in 1997 and the sales of the two land parcels and related buildings at the Fountain Valley Industrial Park in December 1996 and May 1997.

     The increase in escrow deposits and accrued real estate taxes at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the Fountain Valley investment property.

     The increase in accounts payable at March 31, 1998 as compared to December 31, 1997 is primarily due to the first quarter accrual of $100,000 as the Partnership's preliminary estimate of the cost of assessing the extent of the underground contamination at the Fountain Valley Industrial Park.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1998.

                                         1997                            1998
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles),
    California (a) . . . . .    94%     100%     100%      100%   100%

---------------

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


  (b) No reports on Form 8-K was required to be filed during the last quarter of the period covered by this quarterly report.

                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             JMB INCOME PROPERTIES, LTD. - XIII

             BY:  JMB Realty Corporation
                  (Managing General Partner)




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Senior Vice President
                  Date:May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                  By:  GAILEN J. HULL
                       Gailen J. Hull, Principal Accounting Officer
                  Date:May 13, 1998