Form 10-Q
period 1998-06-30
JMB INCOME PROPERTIES LTD XIII
filed 1998-08-13
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                                 Commission file #000-19496




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

                                           CONSOLIDATED BALANCE SHEETS

                                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                                   (UNAUDITED)

                                                     ASSETS
                                                     ------
                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1998            1997
                                                                               -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       $  5,371,150      4,666,891
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $65,112 in 1998 and
    $72,019 in 1997). . . . . . . . . . . . . . . . . . . . . . . . . . .            334,294      1,093,810
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .              --            25,047
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .             72,884         69,470
                                                                                ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . .          5,778,328      5,855,218

Investment properties held for sale or disposition. . . . . . . . . . . .         15,487,808     15,480,159
                                                                                ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            333,061        371,870
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .            329,035        351,884
                                                                                ------------    -----------
                                                                                $ 21,928,232     22,059,131
                                                                                ============    ===========




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1998            1997
                                                                               -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       $    207,812        200,366
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            172,601        140,099
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .             37,079         37,679
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            487,380        478,255
                                                                                ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . .            904,872        856,399

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .            168,827        160,403
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .          5,870,670      5,976,472
                                                                                ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .          6,944,369      6,993,274
                                                                                ------------    -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . .             20,000         20,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .            861,148        853,929
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (1,709,070)    (1,701,976)
                                                                                ------------    -----------
                                                                                    (827,922)      (828,047)
                                                                                ------------    -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs. . . . . . . . . . . .        113,741,315    113,741,315
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         39,566,732     39,393,469
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (137,496,262)  (137,240,880)
                                                                                ------------    -----------
                                                                                  15,811,785     15,893,904
                                                                                ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . . .         14,983,863     15,065,857
                                                                                ------------    -----------
                                                                                $ 21,928,232     22,059,131
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

                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1998           1997          1998           1997
                                                      -----------     ----------   -----------     ----------
  Rental income . . . . . . . . . . . . . . . . . .   $   548,593      2,500,802     1,083,217      5,496,832
  Interest income . . . . . . . . . . . . . . . . .        67,384         67,451       121,972        110,015
                                                      -----------     ----------    ----------     ----------
                                                          615,977      2,568,253     1,205,189      5,606,847
                                                      -----------     ----------    ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       111,540        543,760       223,983      1,127,682
  Property operating expenses . . . . . . . . . . .       211,720        909,084       420,587      1,805,700
  Professional services . . . . . . . . . . . . . .        44,900         38,359       138,381        134,122
  Amortization of deferred expenses . . . . . . . .        19,404         83,315        38,809         89,270
  General and administrative. . . . . . . . . . . .        95,676        110,337       189,794        240,729
  Provision for value impairment. . . . . . . . . .         --         2,500,000         --         2,500,000
                                                      -----------     ----------    ----------     ----------
                                                          483,240      4,184,855     1,011,554      5,897,503
                                                      -----------     ----------    ----------     ----------
                                                          132,737     (1,616,602)      193,635       (290,656)

Venture partners' share of
  venture operations. . . . . . . . . . . . . . . .       (13,153)         --          (13,153)         --
                                                      -----------     ----------    ----------     ----------
        Net operating earnings (loss) . . . . . . .       119,584     (1,616,602)      180,482       (290,656)

Gain on sale of interest in
  unconsolidated venture and of
  investment properties . . . . . . . . . . . . . .         --         1,759,856         --         1,759,856
                                                       ----------     ----------    ----------     ----------
        Net earnings (loss) before
          extraordinary item. . . . . . . . . . . .       119,584        143,254       180,482      1,469,200

Extraordinary item. . . . . . . . . . . . . . . . .         --            89,545         --            89,545
                                                       ----------     ----------    ----------     ----------

          Net earnings (loss) . . . . . . . . . . .    $  119,584        232,799       180,482      1,558,745
                                                       ==========     ==========    ==========     ==========




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1998           1997          1998           1997
                                                      -----------     ----------   -----------     ----------

        Net earnings (loss) per
          limited partnership
          interest:
            Net operating earnings. . . . . . . . .    $      .91         (12.28)         1.37          (2.21)
            Gain on sale of interest
              in unconsolidated venture
              and investment properties . . . . . .         --             13.78         --             13.78
            Extraordinary item. . . . . . . . . . .         --               .70         --               .70
                                                       ----------     ----------    ----------     ----------

        Net earnings (loss) . . . . . . . . . . . .    $      .91           2.20          1.37          12.27
                                                       ==========     ==========    ==========     ==========

        Cash distributions per
          limited partnership interest. . . . . . .    $     2.00          16.00          2.00          16.00
                                                       ==========     ==========    ==========     ==========
















                          See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                   (UNAUDITED)

                                                                                      1998            1997
                                                                                  -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   180,482       1,558,745
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .        38,809          89,270
    Partnership's gain on sale of investment property . . . . . . . . . . . . .         --         (1,759,856)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (89,545)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . . . .         --          2,500,000
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . .       759,516         309,776
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,047          71,674
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        22,849          19,967
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,502         (29,418)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (600)        (25,467)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,125         166,955
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . .         --            (22,017)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .         8,424         (46,375)
    Purchase option deposits. . . . . . . . . . . . . . . . . . . . . . . . . .         --            150,000
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,414)         (2,499)
                                                                                  -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . . . .     1,072,740       2,891,210
                                                                                  -----------     -----------
Cash flows from investing activities:
  Cash sales proceeds from sale of investment properties,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         --          4,510,198
  Additions to investment properties, net . . . . . . . . . . . . . . . . . . .        (7,649)        (82,247)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         --            (84,770)
                                                                                  -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . . . .        (7,649)      4,343,181
                                                                                  -----------     -----------




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                      1998            1997
                                                                                  -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .       (98,356)       (186,969)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . .      (255,382)     (2,043,054)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . .        (7,094)        (56,752)
                                                                                  -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . . . .      (360,832)     (2,286,775)
                                                                                  -----------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .       704,259       4,947,616

          Cash and cash equivalents, beginning of year. . . . . . . . . . . . .     4,666,891       3,743,541
                                                                                  -----------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . . .   $ 5,371,150       8,691,157
                                                                                  ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .   $   224,583       1,153,149
                                                                                  ===========     ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . . .   $     --          8,237,743
      Prepayment premium. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (89,545)
      Payoff of mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . .         --         (3,638,000)
                                                                                  -----------      ----------
          Cash proceeds from sale of investment properties. . . . . . . . . . .   $     --          4,510,198
                                                                                  ===========      ==========












                          See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as held for sale or disposition are no longer depreciated. The Partnership has committed to a plan to sell the Fountain Valley Industrial Park. The Fountain Valley Industrial Park was classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations for the consolidated property classified as held for sale or disposition as of June 30, 1998 or sold or disposed of during the past two years were $410,609 and $17,811, respectively, for the six months ended June 30, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:
                                                              Unpaid at
                                                              June 30,
                                      1998        1997          1998
                                    -------      ------     -------------
Property management and
 leasing fees . . . . . . . . .     $  --        68,606           --
Insurance commissions . . . . .       6,489       8,094           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . . .      57,032      34,923           --
                                    -------     -------         ------
                                    $63,521     111,623           --
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

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,746,000 at June 30, 1998. All amounts deferred or currently payable do not bear interest. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of this amount. Additionally, the General Partners waived their right to receive their allocation of sale proceeds, which otherwise would have been deferred per the subordination requirements of the Partnership agreement, from the sale of the Partnership's interest in the Miami International Mall, the sale of First Financial Plaza in 1996, the sales of the two parcels of the Fountain Valley Industrial Park investment property in 1996 and 1997 and the sales in 1997 of Adams/Wabash Self-Park, Rivertree Court Shopping Center and the Cerritos Industrial Park.

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

     During the first quarter of 1998, the Partnership entered into an agreement to sell the remainder of the property in 1998 to an unaffiliated third party. However, in March 1998, the sale agreement terminated without completion of the sale. An environmental issue, specifically, groundwater contamination, was discovered in connection with the potential buyer's due diligence investigation of the property. The Partnership had temporarily suspended the active marketing of the property for sale while it undertook an assessment of the nature and extent of the contamination. The Partnership has completed its investigation of the contamination of the groundwater and there currently appears to be a low level of contamination in the groundwater under the property. Based upon the assessment of its environmental consultants, the Partnership does not believe that further investigation nor any remediation will be required although there is no assurance that such will be the case. A groundwater investigation report describing the level and the extent of the contamination was recently submitted to the state regulatory agency for its review and approval. The Partnership has accrued $175,000 as its preliminary estimate of the cost of testing and assessment of the groundwater contamination, although additional costs may be required based upon state review and approval. The Partnership intends to remarket the property for sale as soon as it receives approval from the state regulatory agency on its groundwater investigation report.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.



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

     During 1997 unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $245 and $350 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired. During the first half of 1998 unaffiliated third parties made unsolicited tender offers to purchase up to 4.9% of the outstanding Interests in the Partnership for up to $65 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 4.29% of the Interests of the Partnership have been purchased by all such unaffiliated third parties either pursuant to all such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,371,000. Such funds are available for future distributions to partners and working capital requirements including costs related to assessing, and if necessary, remediating the potential groundwater contamination at the Fountain Valley Industrial Park.

     In May 1998, the Partnership made a semi-annual distribution of cash generated from operations of $2 per interest.

     After reviewing the Fountain Valley investment property and the marketplace in which it operates, the General Partners of the Partnership expect to remarket the Fountain Valley investment property after the Partnership receives state regulatory approval regarding the groundwater contamination. The Partnership expects to liquidate its remaining net assets and wind up the affairs of the Partnership no later than the 1998-1999 timeframe, barring unforeseen economic developments.

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

     The decrease in interest, rents and other receivables at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of sales tax rebates due from the City of Fountain Valley and the corresponding issuance of rent credits to a major tenant at the Fountain Valley Industrial Park. The decrease is also due to the collection of certain receivables related to the Rivertree Court Shopping Center and Adams/Wabash Self-Park which were sold during 1997.

     The increase in accounts payable at June 30, 1998 as compared to December 31, 1997 is primarily due to the accrual of $175,000 as the Partnership's estimate of the cost of testing and assessing the extent of the groundwater contamination at the Fountain Valley Industrial Park.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1998.

                                                    1997                                  1998
                                     -------------------------------------     ------------------------------
                                       At         At         At        At       At       At      At       At
                                      3/31       6/30       9/30     12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----     -----     ----     ----   -----    -----
1. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles), California (a) .    94%       100%       100%      100%     100%     100%

---------------

     (a)   On May 29, 1997, a parcel of land and a related building (12,702 square feet) were sold decreasing the
Fountain Valley Industrial Park's total building area to 370,890 square feet.  Occupancy percentages for 1997 reflect such revised available square footage in the applicable periods.



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


                 JMB INCOME PROPERTIES, LTD. - XIII

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998