Form 10-Q
period 1998-09-30
JMB INCOME PROPERTIES LTD XIII
filed 1998-11-13
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                            Commission file #000-19496




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

                                           CONSOLIDATED BALANCE SHEETS

                                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                   (UNAUDITED)

                                                     ASSETS
                                                     ------
                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   1998            1997
                                                                               -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       $  5,454,884      4,666,891
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $65,112 in 1998 and
    $72,019 in 1997). . . . . . . . . . . . . . . . . . . . . . . . . . .            458,814      1,093,810
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,802         25,047
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .            123,091         69,470
                                                                                ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . .          6,051,591      5,855,218

Investment properties held for sale or disposition. . . . . . . . . . . .         15,488,058     15,480,159
                                                                                ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            337,980        371,870
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .            319,490        351,884
                                                                                ------------    -----------
                                                                                $ 22,197,119     22,059,131
                                                                                ============    ===========




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   1998            1997
                                                                               -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       $    211,639        200,366
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             78,031        140,099
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .             36,770         37,679
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .             50,000          --
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            469,035        478,255
                                                                                ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . .            845,475        856,399

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .            156,727        160,403
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .          5,816,304      5,976,472
                                                                                ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .          6,818,506      6,993,274
                                                                                ------------    -----------
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . .             20,000         20,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .            876,938        853,929
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (1,709,070)    (1,701,976)
                                                                                ------------    -----------
                                                                                    (812,132)      (828,047)
                                                                                ------------    -----------
  Limited partners (126,414 interests):
      Capital contributions, net of offering costs. . . . . . . . . . . .        113,741,315    113,741,315
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         39,945,692     39,393,469
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (137,496,262)  (137,240,880)
                                                                                ------------    -----------
                                                                                  16,190,745     15,893,904
                                                                                ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . . .         15,378,613     15,065,857
                                                                                ------------    -----------
                                                                                $ 22,197,119     22,059,131
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

                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                      --------------------------   --------------------------
                                                          1998           1997          1998           1997
                                                      -----------     ----------   -----------     ----------
  Rental income . . . . . . . . . . . . . . . . . .   $   559,016      1,634,688     1,642,233      7,131,520
  Interest income . . . . . . . . . . . . . . . . .        83,951        411,611       205,923        521,626
                                                      -----------     ----------    ----------     ----------
                                                          642,967      2,046,299     1,848,156      7,653,146
                                                      -----------     ----------    ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       110,621        181,839       334,604      1,309,521
  Property operating expenses . . . . . . . . . . .        85,122        559,833       505,709      2,365,533
  Professional services . . . . . . . . . . . . . .         5,425          --          143,806        134,122
  Amortization of deferred expenses . . . . . . . .        19,405         21,997        58,214        111,267
  General and administrative. . . . . . . . . . . .        27,644         76,149       217,438        316,878
  Provision for value impairment. . . . . . . . . .         --             --            --         2,500,000
                                                      -----------     ----------    ----------     ----------
                                                          248,217        839,818     1,259,771      6,737,321
                                                      -----------     ----------    ----------     ----------
                                                          394,750      1,206,481       588,385        915,825

Venture partners' share of
  venture operations. . . . . . . . . . . . . . . .         --             --          (13,153)         --
                                                      -----------     ----------    ----------     ----------
        Net operating earnings (loss) . . . . . . .       394,750      1,206,481       575,232        915,825

Gain on sale of interest in
  unconsolidated venture and of
  investment properties . . . . . . . . . . . . . .         --         5,247,288         --         7,007,144
                                                       ----------     ----------    ----------     ----------
        Net earnings (loss) before
          extraordinary item. . . . . . . . . . . .       394,750      6,453,769       575,232      7,922,969

Extraordinary item. . . . . . . . . . . . . . . . .         --             --            --            89,545
                                                       ----------     ----------    ----------     ----------

          Net earnings (loss) . . . . . . . . . . .    $  394,750      6,453,769       575,232      8,012,514
                                                       ==========     ==========    ==========     ==========




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                      --------------------------   --------------------------
                                                          1998           1997          1998           1997
                                                      -----------     ----------   -----------     ----------

        Net earnings (loss) per
          limited partnership
          interest:
            Net operating earnings. . . . . . . . .    $     3.00           9.16          4.37           6.95
            Gain on sale of interest
              in unconsolidated venture
              and investment properties . . . . . .         --             41.09         --             54.88
            Extraordinary item. . . . . . . . . . .         --             --            --               .70
                                                       ----------     ----------    ----------     ----------

        Net earnings (loss) . . . . . . . . . . . .    $     3.00          50.25          4.37          62.53
                                                       ==========     ==========    ==========     ==========

        Cash distributions per
          limited partnership interest. . . . . . .    $    --             35.00          2.00          51.00
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

                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                   (UNAUDITED)

                                                                                      1998            1997
                                                                                  -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   575,232       8,012,514
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .        58,214         111,267
    Partnership's gain on sale of interest in
      unconsolidated venture and investment properties. . . . . . . . . . . . .         --         (7,007,144)
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (89,545)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . . . .         --          2,500,000
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . .       634,996         127,794
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,245          31,265
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        32,394          27,556
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (62,068)       (232,644)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (909)       (156,979)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,220)         49,004
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . .        50,000      (1,149,009)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .        (3,676)       (121,683)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (53,621)         27,786
                                                                                  -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . . . .     1,231,587       2,130,182
                                                                                  -----------     -----------
Cash flows from investing activities:
  Cash sales proceeds from sale of investment properties,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         --         43,972,567
  Additions to investment properties, net . . . . . . . . . . . . . . . . . . .        (7,899)       (111,673)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .       (24,324)        (84,769)
                                                                                  -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . . . .       (32,223)     43,776,125
                                                                                  -----------     -----------




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                      1998            1997
                                                                                  -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .      (148,895)       (233,952)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . .      (255,382)     (6,512,236)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . .        (7,094)        (56,752)
                                                                                  -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . . . .      (411,371)     (6,802,940)
                                                                                  -----------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .       787,993      39,103,367

          Cash and cash equivalents, beginning of year. . . . . . . . . . . . .     4,666,891       3,743,541
                                                                                  -----------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . . .   $ 5,454,884      42,846,908
                                                                                  ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .   $   335,513       1,466,500
                                                                                  ===========     ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . . .   $     --         63,400,112
      Prepayment premium. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (89,545)
      Payoff of mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . .         --        (19,338,000)
                                                                                  -----------      ----------
          Cash proceeds from sale of investment properties. . . . . . . . . . .   $     --         43,972,567
                                                                                  ===========      ==========












                          See accompanying notes to consolidated financial statements.

                    JMB INCOME PROPERTIES, LTD. - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as held for sale or disposition are no longer depreciated. The Partnership has committed to a plan to sell the Fountain Valley Industrial Park. The Fountain Valley Industrial Park was classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations for the consolidated property classified as held for sale or disposition as of September 30, 1998 or sold or disposed of during the past two years were $877,495 and $880,253, respectively, for the nine months ended September 30, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:
                                                              Unpaid at
                                                            September 30,
                                      1998        1997          1998
                                    -------      ------     -------------
Property management and
 leasing fees . . . . . . . . .     $  --        91,393           --
Insurance commissions . . . . .       6,489       8,094           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . . .      59,774      59,258           --
                                    -------     -------         ------
                                    $66,263     158,745           --
                                    =======     =======         ======

     Effective November 1, 1996, and through its date of sale on August 11, 1997, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners have deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions are approximately $5,746,000 at September 30, 1998. All amounts deferred or currently payable do not bear interest. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied over the expected remaining term of the Partnership to permit payment of this amount. Additionally, the General Partners waived their right to receive their allocation of sale proceeds, which otherwise would have been deferred per the subordination requirements of the Partnership agreement, from the sale of the Partnership's interest in the Miami International Mall, the sale of First Financial Plaza in 1996, the sales of the two parcels of the Fountain Valley Industrial Park investment property in 1996 and 1997 and the sales in 1997 of Adams/Wabash Self-Park, Rivertree Court Shopping Center and the Cerritos Industrial Park.

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

     During the first quarter of 1998, the Partnership entered into an agreement to sell the remainder of the property to an unaffiliated third party. However, in March 1998, the sale agreement terminated without completion of the sale. An environmental issue, specifically, groundwater contamination, was discovered in connection with the potential buyer's due diligence investigation of the property. The Partnership had temporarily suspended the active marketing of the property for sale while it undertook an assessment of the nature and extent of the contamination. The Partnership recently completed its investigation of the contamination of the groundwater and proposed a remediation plan which was accepted by the state regulatory agency. The Partnership has accrued $175,000 as its estimate of the cost of testing and assessment of the groundwater contamination.

     In November 1998, the Partnership entered into a contract for sale to sell the remainder of the property by the end of 1998 to an unaffiliated third party. However, there can be no assurance that a sale of the property pursuant to the contract will be consummated. If the sale of the property is completed on the proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. Also, if the sale is completed, and subject to the timing of such sale, the affairs of the Partnership are expected to be wound up in the 1998 time frame, barring unforeseen economic developments.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.



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

     During 1997 unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $245 and $350 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired. During the first half of 1998 unaffiliated third parties made unsolicited tender offers to purchase up to 4.9% of the outstanding Interests in the Partnership for up to $65 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 6.03% of the Interests of the Partnership have been purchased by all such unaffiliated third parties either pursuant to all such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,455,000. Such funds are available for future distributions to partners and working capital requirements of the Partnership and at the Fountain Valley Industrial Park.

     In May 1998, the Partnership made a semi-annual distribution of cash generated from operations of $2 per interest. In late November 1998, the Partnership expects to make a semi-annual distribution of cash generated from operations of $2 per interest.

     After reviewing the Fountain Valley investment property and the marketplace in which it operates, the General Partners of the Partnership have renewed their marketing efforts to sell the Fountain Valley investment property as quickly as practicable. As reported above, the Partnership has entered into a contract for sale to sell such property potentially by the end of 1998. In conjunction with the proposed sale, the Partnership contracted to certain representations and warranties which would extend beyond the end of 1998. Assuming the Partnership is successful in selling the property, the General Partners potentially could terminate the affairs of the Partnership by the end of 1998, barring unforeseen economic developments.

     In connection with the liquidation and termination of the Partnership, the Managing General Partner may form a liquidating trust on or before December 31, 1998, in which all of the Partnership's remaining assets, subject to liabilities, would be transferred. The initial trustees of the liquidating trust would be individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust, if formed, would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust would be expected to be in existence for a period not to exceed one year, subject to extension under certain circumstances. The formation of a liquidating trust is subject to certain contingencies, and there is no assurance that the liquidating trust will be formed.

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

     The decrease in interest, rents and other receivables at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of sales tax rebates due from the City of Fountain Valley and the corresponding issuance of rent credits to a major tenant at the Fountain Valley Industrial Park. The decrease is also due to the collection of certain receivables related to the Rivertree Court Shopping Center and Adams/Wabash Self-Park which were sold during 1997.

     The increase in escrow deposits and accrued real estate taxes at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of the real estate taxes at the Fountain Valley investment property.

     The decrease in accounts payable at September 30, 1998 as compared to December 31, 1997 is primarily due to the accrual of certain annual recurring professional services of the Partnership at December 31, 1997 which was subsequently paid in 1998.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment property owned during 1998.

                                                    1997                                  1998
                                     -------------------------------------     ------------------------------
                                       At         At         At        At       At       At      At       At
                                      3/31       6/30       9/30     12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----     -----     ----     ----   -----    -----
1. Fountain Valley
    Industrial Park
    Fountain Valley
    (Los Angeles), California (a) .    94%       100%       100%      100%     100%     100%    100%

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


                 JMB INCOME PROPERTIES, LTD. - XIII

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998