Form 10-K405
period 1998-12-31
JMB INCOME PROPERTIES LTD XIII
filed 1999-03-29
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1998              Commission file no. 000-19496



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6

PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   9

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  12

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  36


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  36

Item 11.     Executive Compensation . . . . . . . . . . .  39

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  40

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  41


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  41


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  43

                                PART I


Item 1.  Business

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - XIII (the "Partnership"), was a limited partnership formed in 1986 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing properties, primarily existing commercial real properties. On August 20, 1986, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration
No. 33-4107). A total of 126,409 Interests (at an offering price of $1,000 per Interest, before discounts) were sold to the public during 1987. The offering closed on April 14, 1987. No investor made any additional capital contribution after such date. The investors in the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation, and sale and disposition of equity real estate investments.
Such equity investments were held by fee title and/or through joint venture partnership interests. The Partnership's investments were located throughout the nation and it had no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and wound not have been material to an understanding of the Partnership's
business taken as a whole.   The Partnership was self-liquidating in
nature. At sale of a particular property, the net proceeds, if any, were generally distributed to all partners or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, during 1998 the Partnership sold its remaining investment property, wound up its affairs and made a final liquidating distribution of $21,121,251 including $1,140,254 to a liquidating trust established for the benefit of the Holders of Interests and terminated its operations and dissolved effective December 31, 1998.

     The Partnership made the real property investments set forth in the following table:


NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     ----------------          ---------------------
1. Mid Rivers Mall
    St. Peters
    (St. Louis),
    Missouri. . . . . .       323,100     12/12/86          1/30/92              Fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnerships)
2. First Financial Plaza
    Office Building
    Encino
    (Los Angeles),
    California. . . . .       216,000      5/20/87          9/11/96              Fee ownership of land and
                               sq.ft.                                            improvements (through
                               n.r.a.                                            joint venture partnerships)
                                                                                 (a)(b)
3. Miami International
    Mall
    Miami, Florida. . .       967,300      1/1/88           4/8/96               Fee ownership of land and
                               sq.ft.                                            improvements (through
                               g.l.a.                                            joint venture partnerships)
                                                                                 (a)(b)
4. Rivertree Court
    Shopping Center
    Vernon Hills
    (Chicago),
    Illinois. . . . . .       297,000     10/20/88          7/17/97              Fee ownership of land and
                               sq.ft.                                            improvements (b)
                               g.l.a.
5. Fountain Valley
    Industrial Park
    Industrial Buildings
    Fountain Valley
    (Los Angeles),
    California. . . . .       393,100      11/1/88         12/11/98              Fee ownership of land and
                               sq.ft.                                            improvements (b)
                                b.a.





NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     ----------------          ---------------------

6. Cerritos Industrial
    Park Industrial
    Buildings
    Cerritos
    (Los Angeles),
    California. . . . .       197,100      11/1/88          5/29/97              Fee ownership of land and
                               sq.ft.                                            improvements (b)
                                b.a.
7. Adams/Wabash
    Self Park
    Chicago, Illinois .    671 spaces and  10/1/90          8/11/97              Fee ownership of land and
                               28,800                                            improvements (through
                               sq.ft.                                            joint venture partnership)
                               g.l.a.                                            (a)(b)

-----------------------

     (a)   Reference is made to the Notes filed with this annual report for a description of the joint venture partnerships through which the Partnership made this real property investment.

     (b)   The property has been sold.  Reference is made to the Notes for a description of the sale of such real property investment.





     The Partnership's remaining real property investment was subject to competition from similar types of properties (including properties owned by affiliates of the General Partners) in the vicinity in which it was located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants.

Approximate occupancy levels for the properties owned during 1998 are set forth in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On December 11, 1998, the Partnership sold the remaining land, buildings and related improvements of the Fountain Valley Industrial Park located in Fountain Valley, California. Reference is made to the Notes for a further description of such transaction.

     The Partnership had no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's remaining investment property owned during 1998:

                                                       1997                           1998
                                        ------------------------------  ------------------------------
                       Principal           At      At      At      At      At      At      At      At
                       Business           3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                       -------------      ----    ----    ----   -----    ----    ----   -----   -----
Fountain Valley
  Industrial Park
  Fountain Valley
  (Los Angeles),
  California (A). . .  Retail/
                       Electronics
                       Repair/
                       Nuts and Bolts
                       Distributor         94%    100%    100%    100%    100%    100%    100%     N/A

--------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during fiscal years 1998 and 1997.



                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 8,533 record holders of Interests of the Partnership. On December 31, 1998, the Partnership made a liquidating distribution to its Limited Partners including amounts to a liquidating trust established for the benefit of Holders of Interests and subsequently terminated its operations and dissolved effective December 31, 1998. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Managing General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the Investor.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

             YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                           AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995 AND 1994

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1998           1997          1996          1995         1994
                           ------------    ----------    ----------   -----------   -----------
Total income. . . . . . . .$  2,380,865     8,483,213    11,973,382    12,545,834    11,984,676
                           ============    ==========    ==========   ===========   ===========
Earnings (loss) before
  gains on sales or
  disposition of invest-
  ment properties . . . . .$    658,782     1,524,818     3,785,085    (4,177,565)      959,484
Gains on sales of
  investment properties
  and Partnership's
  share of gain on sale
  of investment property
  from unconsolidated
  venture . . . . . . . . .   4,867,960     7,186,234    11,090,549         --          298,917
                           ------------    ----------    ----------   -----------   -----------
Earnings (loss) before
  Partnership's share
  of extraordinary items. .   5,526,742     8,711,052    14,875,634    (4,177,565)    1,258,401
Extraordinary items . . . .    (328,184)      (89,545)        --            --         (375,000)
                           ------------    ----------    ----------   -----------   -----------
Net earnings (loss) . . . .$  5,198,558     8,621,507    14,875,634    (4,177,565)      883,401
                           ============    ==========    ==========   ===========   ===========





                               1998           1997          1996          1995          1994
                           ------------   -----------    ----------   -----------   -----------
Net earnings (loss) per
 Limited Partner Interest
 (b):
  Earnings (loss) before
   gains on sales or
   disposition of invest-
   ment properties. . . . .$       5.00         11.58         28.74        (31.72)         7.29
  Gains on sales of
    investment properties
    and Partnership's
    share of gain on
    sale of investment
    property from uncon-
    solidated venture . . .       32.21         56.28         86.85         --             2.34
  Extraordinary items . . .       (2.49)         (.68)        --            --            (2.85)
                           ------------    ----------    ----------   -----------   -----------
    Net earnings (loss)
      per Limited
      Partner Interest. . .$      34.72         67.18        115.59        (31.72)         6.78
                           ============    ==========    ==========   ===========   ===========
Total assets. . . . . . . .$ 21,121,251    22,059,131    80,097,683    99,483,214   109,171,952
Long-term debt. . . . . . .$      --        5,976,472    25,482,974    26,146,638    26,436,573
Cash distributions per
  Limited Partner
  Interest (c)(d) . . . . .$       4.00        355.00        261.00         44.00         41.00
                           ============    ==========    ==========   ===========   ===========

-------------
  (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.
  (b)   The net earnings per Interest is based upon the Interests outstanding at the end of each period
(126,414).
  (c)   Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.
  (d)   This amount does not include the final liquidating cash distribution of $19,980,997 ($158.06 per
Interest) to the Limited Partners and $1,140,254 to a liquidating trust established for the benefit of the Holders of Interests.

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

     The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     During 1997 unaffiliated third parties made unsolicited tender offers for up to 4.9% of the Interests in the Partnership with offers ranging between $245 and $350 per Interest. The Special Committee recommended against acceptance of these offers, all of which have expired. During the first half of 1998 unaffiliated third parties made unsolicited tender offers to purchase up to 4.9% of the outstanding Interests in the Partnership for up to $65 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired. The Partnership was aware that 6.04% of the Interests of the Partnership had been purchased by all such unaffiliated third parties either pursuant to all such tender offers or through negotiated purchases.

     On December 11, 1998, the Partnership sold the Fountain Valley Industrial Park to an unaffiliated third party for $21,475,000. Reference is made to the notes for a further description of such event.

     Pursuant to the terms of the Partnership Agreement, upon liquidation of the Partnership the Special Limited Partner of the Partnership was required to contribute to the Holders of Interests the amount of all distributions it previously received from operating cash and sales and refinancing proceeds due to the fact that the Holders of Interests had not received sale or refinancing proceeds in an aggregate amount equal to their capital contributions. In December 1998, the Special Limited Partner contributed $1,349,489 in accordance with this provision, which amount was distributed to the Holders of Interests in conjunction with the final liquidating distribution in December 1998.

     In connection with the liquidation and termination of the Partnership, the Managing General Partner formed a liquidating trust into which all of the Partnership's remaining assets of $1,140,254, subject to liabilities, were transferred by means of the final liquidating distribution on December 31, 1998. Such transferred amount represents the maximum estimated potential obligation (including administrative costs) of the Partnership due to certain representations and warranties issued to the buyer of the Fountain Valley Industrial Park investment property. Although there can be no assurance, the Partnership does not expect to incur any amounts in connection with such representations and warranties (which are scheduled to expire June 11, 1999). The initial trustees of the liquidating trust are individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership is deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust will permit the realization of substantial cost savings in administrative and other expenses until the remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

     The Partnership made a final liquidating cash distribution of $19,980,997 ($158.06 per Interest) to its Holders of Interests and wound up its affairs and dissolved effective December 31, 1998.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. The cumulative amount of such deferred distributions was approximately $5,767,000 immediately prior to the final liquidating distribution.

RESULTS OF OPERATIONS

     Significant variances between the periods reflected in the accompanying consolidated financial statements are the result of the sales of the Cerritos Industrial Park, Rivertree Court Shopping Center and Adams/Wabash Self-Park in 1997, the sales of the two land parcels and related buildings at the Fountain Valley Industrial Park in December 1996 and May 1997, and the sale of the remaining portion of the Fountain Valley Industrial Park in December 1998.

     The decrease in interest income for the twelve months ended
December 31, 1998, as compared to the twelve months ended December 31, 1997, and the increase in interest income for the twelve months ended December 31, 1997, as compared to the twelve months ended December 31, 1996 is primarily due to the fluctuation of the Partnership's average invested balance due to the timing of receipts of cash generated from the various sales of the Partnership's investment properties in 1996 and 1997 and the timing of the Partnership's subsequent distribution of sales proceeds to the Holders of Interests.

     The decrease in depreciation for the twelve months ended December 31, 1998 and December 31, 1997 as compared to the twelve months ended
December 31, 1996 is primarily due to the timing of the classification of the investment properties as properties held for sale, and therefore, not subject to continued depreciation.

     The increase in professional services for the year ended December 31, 1998 as compared to the years ended December 31, 1997 and December 31, 1996 is primarily due to environmental groundwater testing done at the Fountain Valley Industrial Park in 1998.

     The $2,500,000 provision for value impairment reported for the twelve months ended December 31, 1997 was recorded as of June 30, 1997 based upon the expected sale price for the Rivertree Court Shopping Center investment property, which was sold July 17, 1997.

     The decrease in Partnership's share of operations from unconsolidated ventures for the twelve months ended December 31, 1998 and the twelve months ended December 31, 1997 as compared to the twelve months ended December 31, 1996 is due to the sale of the Partnership's interest in the Miami International Mall in April 1996 and the sale of the First Financial Plaza office building in September 1996.

     The gain on sale of investment properties reported for the twelve months ended December 31, 1998 and the twelve months ended December 31, 1997 is due to the sale of the Cerritos Industrial Park investment property on May 29, 1997, the sale of the Adams/Wabash investment property on August 11, 1997, the sale of the Rivertree Court Shopping Center investment property on July 17, 1997 the sale of a land parcel and related building at the Fountain Valley Industrial Park investment property on May 1, 1997, and the sale of the remaining land and relating buildings at the Fountain Valley Industrial Park on December 11, 1998.

     The extraordinary items reported for the twelve months ended
December 31, 1998 and the twelve months ended December 31, 1997 represent the prepayment premiums on the early termination of debt in 1998 and 1997 and the write-off of deferred mortgage expense in 1998 in conjunction with the sales of certain of the Partnership's investment properties in 1998 and 1997.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective December 31, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998
  (Immediately prior to final liquidating distribution) and December 31, 1997

Consolidated Statements of Operations, year ended
  December 31, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), year ended December 31, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows, year ended December 31, 1998
  (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - XIII:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - XIII (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XIII and consolidated venture at December 31, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                           KPMG LLP


Chicago, Illinois
March 10, 1999

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL
                                     LIQUIDATING DISTRIBUTION) AND 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 21,121,251        4,666,891
  Interest, rents and other receivables . . . . . . . . . . . . . . .          --           1,093,810
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --              25,047
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --              69,470
                                                                        ------------      -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . .     21,121,251        5,855,218

Properties held for sale or disposition . . . . . . . . . . . . . . .          --          15,480,159

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --             371,870
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --             351,884
                                                                        ------------      -----------
                                                                        $ 21,121,251       22,059,131
                                                                        ============      ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            ----------------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $      --             200,366
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          --             140,099
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --              37,679
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .          --             478,255
                                                                        ------------      -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .          --             856,399

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --             160,403
Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --           5,976,472
                                                                        ------------      -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .          --           6,993,274
                                                                        ------------      -----------

Partners' capital accounts (deficits):
    General partners:
        Capital contributions.. . . . . . . . . . . . . . . . . . . .         52,299           20,000
        Cumulative net earnings . . . . . . . . . . . . . . . . . . .      1,663,865          853,929
        Cumulative cash distributions . . . . . . . . . . . . . . . .     (1,716,164)      (1,701,976)
                                                                        ------------      -----------
                                                                               --            (828,047)
                                                                        ------------      -----------
    Limited partners (126,414 interests):
        Capital contributions, net of offering costs. . . . . . . . .    115,090,804      113,741,315
        Cumulative net earnings . . . . . . . . . . . . . . . . . . .     43,782,091       39,393,469
        Cumulative cash distributions . . . . . . . . . . . . . . . .   (137,751,644)    (137,240,880)
                                                                        ------------      -----------
                                                                          21,121,251       15,893,904
                                                                        ------------      -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .     21,121,251       15,065,857
                                                                        ------------      -----------
                                                                        $ 21,121,251       22,059,131
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             YEARS ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO
                               FINAL LIQUIDATING DISTRIBUTION), 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 2,125,282        7,583,750      11,279,441
  Interest income . . . . . . . . . . . . . . . . .         255,583          899,463         693,941
                                                        -----------      -----------     -----------
                                                          2,380,865        8,483,213      11,973,382
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .         423,631        1,422,849       2,370,249
  Depreciation. . . . . . . . . . . . . . . . . . .           --               --          1,721,808
  Property operating expenses . . . . . . . . . . .         501,987        2,314,081       3,561,629
  Professional services . . . . . . . . . . . . . .         331,813          216,694         271,487
  Amortization of deferred expenses . . . . . . . .          73,153          131,498         191,354
  General and administrative. . . . . . . . . . . .         378,346          373,273         330,407
  Provision for value impairment. . . . . . . . . .           --           2,500,000           --
                                                        -----------      -----------     -----------
                                                          1,708,930        6,958,395       8,446,934
                                                        -----------      -----------     -----------
                                                            671,935        1,524,818       3,526,448
Partnership's share of operations of uncon-
  solidated ventures. . . . . . . . . . . . . . . .         (13,153)           --            258,637
                                                        -----------      -----------     -----------
        Earnings (loss) before gains
          on sales of investment properties . . . .         658,782        1,524,818       3,785,085

Gains on sales of investment properties . . . . . .       4,867,960        7,186,234         217,690
Partnership's share of gain on sale of
  investment property from unconsolidated venture .           --               --         10,872,859
                                                        -----------      -----------     -----------
        Earnings (loss) before Partner-
          ship's share of extraordinary
          items . . . . . . . . . . . . . . . . . .       5,526,742        8,711,052      14,875,634
Extraordinary items . . . . . . . . . . . . . . . .        (328,184)         (89,545)          --
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $ 5,198,558        8,621,507      14,875,634
                                                        ===========      ===========     ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1998             1997            1996
                                                       ------------     ------------    ------------

Net earnings (loss) per limited partnership
 interest:
  Earnings (loss) before gains on sales
    of investment properties. . . . . . . . . . . .     $      5.00            11.58           28.74
  Gains on sales of investment properties . . . . .           32.21            56.28            1.70
  Partnership's share of gain on sale
    of investment property from unconsolidated
    venture . . . . . . . . . . . . . . . . . . . .           --               --              85.15
  Extraordinary items . . . . . . . . . . . . . . .           (2.49)            (.68)          --
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $     34.72            67.18          115.59
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

                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                               YEARS ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO
                                 FINAL LIQUIDATING DISTRIBUTION), 1997 AND 1996

                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
             --------   ---------- -------------    --------    -----------  ---------- ------------- ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1995 . . . . $20,000      459,660   (1,389,844)    (910,184)  113,741,315   16,290,597  (58,583,280) 71,448,632

Net earnings
 (loss) . . .    --        262,309        --         262,309         --      14,613,325        --     14,613,325
Cash distri-
 butions
 ($261.00 per
 Interest). .    --          --        (241,193)    (241,193)        --           --     (33,327,327)(33,327,327)
              -------    ---------   ----------     --------   -----------   ---------- ------------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1996 . . . .  20,000      721,969   (1,631,037)    (889,068)  113,741,315   30,903,922  (91,910,607) 52,734,630

Net earnings
 (loss) . . .    --        131,960        --         131,960         --       8,489,547        --      8,489,547
Cash distri-
 butions
 ($355.00 per
 Interest). .    --          --         (70,939)     (70,939)        --           --     (45,330,273)(45,330,273)
              -------    ---------   ----------     --------   -----------   ---------- ------------  ----------




                                       JMB INCOME PROPERTIES, LTD. - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                               GENERAL PARTNERS                                LIMITED PARTNERS (126,414 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
             --------   ---------- -------------    --------    -----------  ---------- ------------- ----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1997 . . . .  20,000      853,929   (1,701,976)    (828,047)  113,741,315   39,393,469 (137,240,880) 15,893,904

Capital con-
 tributions .  32,299        --           --          32,299     1,349,489        --           --      1,349,489
Net earnings
 (loss) . . .   --         809,936        --         809,936         --       4,388,622        --      4,388,622
Cash distri-
 butions
 ($4.00 per
 Interest). .   --           --         (14,188)     (14,188)        --           --        (510,764)   (510,764)
              -------    ---------   ----------     --------   -----------   ---------- ------------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1998 . . . . $52,299    1,663,865   (1,716,164)       --      115,090,804   43,782,091 (137,751,644) 21,121,251
              =======    =========   ==========     ========   ===========   ========== ============  ==========










                          See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             YEARS ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO
                               FINAL LIQUIDATING DISTRIBUTION), 1997 AND 1996


                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 5,198,558        8,621,507      14,875,634
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --               --          1,721,808
    Amortization of deferred expenses . . . . . . .          73,153          131,498         191,354
    Partnership's share of operations
      of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . .           --               --            318,805
    Partnership's gain on sales of investment
      properties. . . . . . . . . . . . . . . . . .      (4,867,960)      (7,186,234)       (217,690)
    Partnership's share of gain on sale
      of investment property from unconsolidated
      venture . . . . . . . . . . . . . . . . . . .           --               --        (10,872,859)
    Extraordinary items . . . . . . . . . . . . . .         328,184           89,545           --
    Provision for value impairment. . . . . . . . .           --           2,500,000           --
  Changes in:
    Interest, rents and other receivables . . . . .       1,093,810          145,445        (111,700)
    Prepaid expenses. . . . . . . . . . . . . . . .          25,047           46,627          (2,773)
    Escrow deposits . . . . . . . . . . . . . . . .          69,470           74,580         (41,370)
    Accrued rents receivable. . . . . . . . . . . .          40,709           42,194         211,577
    Accounts payable  . . . . . . . . . . . . . . .        (140,099)        (160,129)        102,497
    Accrued interest. . . . . . . . . . . . . . . .         (37,679)        (157,271)         (1,779)
    Accrued real estate taxes . . . . . . . . . . .           --          (1,201,572)         30,231
    Unearned rents. . . . . . . . . . . . . . . . .        (478,255)          33,680        (167,507)
    Tenant security deposits. . . . . . . . . . . .        (160,403)        (133,806)        (14,498)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . .       1,144,535        2,846,064       6,021,730
                                                        -----------      -----------     -----------





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1998            1997            1996
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . .         (20,336)        (127,500)       (678,815)
  Partnership's distributions from
    unconsolidated ventures and cash
    proceeds from sales of investment
    properties, net of selling expenses . . . . . .      14,698,015       43,972,567      18,908,480
  Partnership's contributions to uncon-
    solidated ventures. . . . . . . . . . . . . . .           --               --            (64,710)
  Payment of deferred expenses. . . . . . . . . . .         (24,324)         (84,769)       (182,206)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .      14,653,355       43,760,298      17,982,749
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (200,366)        (281,800)       (291,589)
  Distributions to limited partners . . . . . . . .        (510,764)     (45,330,273)    (33,327,327)
  Distributions to general partners . . . . . . . .         (14,188)         (70,939)       (241,193)
  Special Limited Partner contributions of
    prior year distributions. . . . . . . . . . . .       1,349,489            --              --
  Contributions from general partners . . . . . . .          32,299            --              --
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          financing activities. . . . . . . . . . .         656,470      (45,683,012)    (33,860,109)
                                                        -----------      -----------     -----------
        Net increase (decrease) in
          cash and cash equivalents . . . . . . . .      16,454,360          923,350      (9,855,630)

        Cash and cash equivalents,
          beginning of year . . . . . . . . . . . .       4,666,891        3,743,541      13,599,171
                                                        -----------      -----------     -----------

        Cash and cash equivalents,
          end of year . . . . . . . . . . . . . . .     $21,121,251        4,666,891       3,743,541
                                                        ===========      ===========     ===========





                                     JMB INCOME PROPERTIES, LTD. - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1998            1997            1996
                                                        -----------      -----------     -----------

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest . . . .     $   461,310        1,580,120       2,372,028
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sales of
     investment properties:
      Total sales proceeds, net of
        selling expenses. . . . . . . . . . . . . .     $20,969,649       63,400,112           --
      Prepayment premium. . . . . . . . . . . . . .        (295,162)         (89,545)          --
      Payoff of mortgage loans. . . . . . . . . . .      (5,976,472)     (19,338,000)          --
                                                        -----------      -----------     -----------
          Cash proceeds from sales of
            investment properties . . . . . . . . .     $14,698,015       43,972,567           --
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

                  JMB INCOME PROPERTIES, LTD. - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO
            FINAL LIQUIDATING DISTRIBUTION), 1997 AND 1996



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     During 1998, the Partnership held an equity investment in an industrial park in Fountain Valley, California. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, Adams/Wabash Limited Partnership ("Adams/Wabash") (prior to the sale of the property in August 1997). The effect of all transactions between the Partnership and Adams/Wabash have been eliminated in the consolidated financial statements.

The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in JMB First Financial Associates ("First Financial") (prior to the sale of the property in September 1996) and JMB/Miami International Associates ("JMB/Miami") (prior to the Partnership's sale of its Partnership interest therein in April 1996). Accordingly, the accompanying financial statements do not include the accounts of First Financial and JMB/Miami.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") (and to consolidate the accounts of its majority owned venture in 1996). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership.

     The net effect of these items is summarized as follows for the years ended December 31, 1998 (immediately prior to final liquidating distribution) and 1997:



                                                    1998                              1997
                                     ------------------------------   ------------------------------
                                                         TAX BASIS                        TAX BASIS
                                       GAAP BASIS       (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------      -----------     ------------     -----------
Total assets. . . . . . . . . . . .    $21,121,251       21,121,251       22,059,131      38,163,238

Partners' capital accounts
 (deficits):
  General partners. . . . . . . . .          --               --            (828,047)        235,083
  Limited partners. . . . . . . . .     21,121,251       21,121,251       15,893,904      30,716,105

Net earnings (loss):
  General partners. . . . . . . . .        809,936         (253,194)         131,960         125,696
  Limited partners. . . . . . . . .      4,388,622      (10,433,578)       8,489,547       4,892,617

Net earnings (loss)
  per Interest. . . . . . . . . . .          34.72            82.53            67.18           38.70
                                       ===========      ===========      ===========    ============


     The net earnings (loss) per limited partnership interest was based upon the limited partnership interests outstanding at the end of the period (126,414). Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have, on dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information had been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $4,380,270 at December 31, 1998 and 1997, respectively) as cash equivalents, which included investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of deferred lease commissions and loan fees which were amortized over their respective terms using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes had been made as the liability for such taxes was that of the Partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.

     The Partnership had acquired, either directly or through joint ventures, three shopping centers, two multi-tenant industrial buildings, an office complex and a parking/retail structure. In January 1992, the Partnership's interest in the Mid Rivers Mall was sold. In 1996, the Partnership's interest in the First Financial office building and the Miami International Mall were sold. In 1997, the Partnership's interest in the Cerritos Industrial Park, Rivertree Court Shopping Center, one of the land parcels that compose the Fountain Valley Industrial Park located in Fountain Valley, California, and the Adams/Wabash Self-Park were sold. In December 1998, the Partnership's remaining interest in the Fountain Valley Industrial Park was sold. The cost of the investment properties represented the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                       YEARS
                                                       -----
      Building and improvements -- straight-line. .      30
      Personal property -- straight-line. . . . . .       5
                                                         ==

     Maintenance and repairs were generally charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term or the Partnership had concluded that it might dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could have been less than the existing non-recourse debt which was secured by the property.

     The remaining property was classified as held for sale as of December 31, 1996, and therefore, had not been subject to continued depreciation. The results of operations, net of venture partners' share, for consolidated properties classified as held for sale or disposition as of December 31, 1998 or sold or disposed of during the past three years were $828,074, $1,254,195 and $3,468,110, respectively, for the years ended December 31, 1998, 1997 and 1996. In addition, the accompanying consolidated financial statements include $0, $0 and $258,637, respectively, of the Partnership's share of total property operations of $0, $0 and $1,016,511 of unconsolidated properties held for sale or disposition as of December 31, 1998 or sold or disposed of in the past three years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its consolidated financial statements.

     The Partnership's investment properties were generally pledged as security for the Partnership's long-term debt, for which there was no recourse to the Partnership.


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

     The Cerritos Industrial Park investment property was classified as held for sale or disposition at October 1, 1996, and therefore, was not subject to continued depreciation after that date.

FOUNTAIN VALLEY INDUSTRIAL PARK

     On December 31, 1996, the Partnership sold a 9,500 square foot building and related land parcel at the Fountain Valley Industrial Park to the unaffiliated tenant that had been leasing the building. The sale price was $665,000 and the net sale proceeds, after paying down $350,000 of the outstanding mortgage as required by the Lender and closing costs, were $255,723. The sale resulted in approximately $218,000 and $121,000 of gain for financial reporting and Federal income tax purposes, respectively, in 1996.

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

     In early 1998, groundwater contamination was discovered at the property. The Partnership temporarily suspended the active marketing of the property for sale while it undertook an assessment of the nature and extent of the contamination. The Partnership completed its investigation of the groundwater contamination in mid-1998 and submitted it to the state regulatory agency for its review and approval. Based upon its review of the groundwater investigation report, the state regulatory agency concluded that no further action or remediation was required at the property.

     On December 11, 1998, the Partnership sold the remaining land and related improvements at the Fountain Valley Industrial Park to an unaffiliated third-party for $21,475,000. The Partnership realized net sale proceeds of approximately $14,698,000 after repayment of the mortgage loan securing the property of approximately $5,976,000, the payment of the prepayment premium on such loan of approximately $295,000 (which was included as an extraordinary item in the Partnership's 1998 consolidated financial statements) and the payment of selling expenses of approximately $505,000. The sale of the property resulted in an approximate $4,868,000 gain on sale to the Partnership in 1998 for financial reporting purposes. The Partnership recognized a gain of approximately $2,426,000 for Federal income tax purposes in 1998.

     In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires June 11, 1999. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties which are limited to actual damages and shall in no event exceed $1,000,000 in the aggregate. Also, in accordance with the purchase agreement, the Partnership was required to establish reserves of at least $1,100,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period. These reserves will be held in the liquidating trust.
The property was 100% occupied at the date of sale.

     The Fountain Valley Industrial Park investment property was classified as held for sale or disposition at October 1, 1996, and therefore, was not subject to continued depreciation since that date.

     Effective June 1, 1997, the Partnership's 7.32% mortgage note, originally secured by both the Fountain Valley Industrial Park and the Cerritos Industrial Park investment properties, was modified due to the sales of the Cerritos Industrial Park in 1997 and sales of the outparcels at the Fountain Valley Industrial Park in 1996 and 1997. In conjunction with the property sales described above, the Partnership was required to repay principal of approximately $3,988,000 on the outstanding mortgage note. Accordingly, the $88,998 monthly loan installments of principal and interest were recast downward to $53,823. The loan was thereafter solely collateralized by the remainder of the Fountain Valley Industrial Park owned by the Partnership until it was sold in December, 1998.

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

     The First Financial office building appeared to have experienced only minor cosmetic damage as a result of the January 17, 1994 Northridge earthquake in southern California. On February 22, 1995, the city council of Los Angeles passed an ordinance requiring certain buildings (identified by building type and location) to perform testing on the welded steel moment connections to determine if the earthquake had weakened such joint weldings and to repair such joint weldings if weakness were detected. This property qualified for the testing under the ordinance, and therefore, Encino retained a structural engineer to perform the testing. Results of the testing by the structural engineer indicated that some of the building's joint weldings suffered damage which, in accordance with the ordinance, were required to be repaired. Encino's structural engineer informed Encino that the damage detected did not pose a life safety risk for the building's tenants. All testing and repairs necessary to comply with such ordinance were completed as of October 1995. The total cost of such testing and repairs was approximately $826,000 (of which the Partnership's share was approximately $309,750).

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

The retail portion of the Property was 39% occupied at the date of sale. The Adams/Wabash joint venture reported a gain on sale of approximately $5,146,000, all of which was allocable to the Partnership for financial reporting purposes, in 1997. The Adams/Wabash joint venture recognized a gain of approximately $5,442,000 for Federal income tax reporting purposes, substantially all of which was allocable to the Partnership, in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, the Adams/Wabash joint venture agreed to certain representations and warranties, with a stipulated survival period which expired on December 15, 1997 with no liability to the Partnership. In November 1997, the Partnership made a cash distribution of proceeds from the sales of the Adams/Wabash Self Park and the Rivertree Court Shopping Center totaling $300 per Interest.

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

LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1998 and
1997:
                                           1998            1997
                                        -----------     -----------
7.32% mortgage note; secured by the
 Fountain Valley Industrial Park
 located in Fountain Valley
 California; payable in monthly
 installments of principal and
 interest of $53,823, remaining
 principal balance of approximately
 $5,489,000 plus accrued interest
 due on March 1, 2001 partially
 repaid in 1997, along with a
 prepayment premium, as described
 below, with the remaining balance
 repaid in conjunction with the
 Partnership's December 1998
 sale of its interest in the
 property . . . . . . . . . . . .       $     --          6,176,838
                                        -----------      ----------
    Total debt. . . . . . . . . .             --          6,176,838
    Less current portion of
     long-term debt . . . . . . .             --            200,366
                                        -----------      ----------
    Total long-term debt. . . . .       $     --          5,976,472
                                        ===========      ==========

     FOUNTAIN VALLEY INDUSTRIAL PARK AND CERRITOS INDUSTRIAL PARK

     In December 1996, the Partnership sold one of the parcels and related building that compose the Fountain Valley Industrial Park investment property for a sale price of $665,000. The lender required a principal paydown of the loan in the amount of $350,000 which reduced the balloon payment due on March 1, 2001. Reference is made to the Fountain Valley footnote above for a further discussion of the sale.

     Effective June 1, 1997, the Partnership's 7.32% mortgage note, originally secured by both the Fountain Valley Industrial Park and the Cerritos Industrial Park investment properties, was modified due to the sales of the Cerritos Industrial Park in 1997 and sales of the outparcels at the Fountain Valley Industrial Park in 1996 and 1997. In conjunction with the property sales described above, the Partnership was required to repay principal of approximately $3,988,000 on the outstanding mortgage note. Accordingly, the $88,998 monthly loan installments of principal and interest were recast downward to $53,823. The loan was solely collateralized by the remainder of the Fountain Valley Industrial Park owned by the Partnership until it was repaid in December 1998, upon sale of the property.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations generally were allocated 96% to the Limited Partners and 4% to the General Partners. Profits or losses for Federal income tax purposes from the sale or refinancing of properties generally were allocated 99% to the Limited Partners and 1% to the General Partners. However, net profits from the sale of properties was additionally allocated to the General Partners (i) to the extent that cash distributions to the General Partners of sale proceeds from such sale exceeded the aforesaid 1% of such profits and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of additional properties.

     The General Partners made initial capital contributions to the Partnership aggregating $20,000. The General Partners were not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Disbursable cash from operations, as defined in the Partnership Agreement, was distributed 90% to the Limited Partners and 10% to the General Partners, subject to certain limitations. Pursuant to the Partnership Agreement, in December 1998, the General Partners made a capital contribution of approximately $32,300, representing a partial return of previously received disbursable cash from operations. Sale or refinancing proceeds were distributed 100% to the Limited Partners until the Limited Partners had received their contributed capital plus a stipulated return thereon. The General Partners were then to receive 100% of the sale or refinancing proceeds until they received amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 2% of the selling prices of all properties which had been sold, subject to certain limitations. Any remaining sale or refinancing proceeds were then to be distributed 85% to the Limited Partners and 15% to the General Partners. As the Limited Partners received less distributions than their original investment, the General Partners' share of operating distributions previously deferred of approximately $5,767,000 as of December 31, 1998 was paid to the Holders of Interests (or used for other Partnership obligations); furthermore, the General Partners did not receive any distributions of sale or refinancing proceeds. Pursuant to the terms of the Partnership Agreement, the Special Limited Partner of the Partnership was required to contribute, to the Holders of Interests, the amount of all distributions it previously received from operating cash and sales and refinancing proceeds due to the fact that the Holders of Interests had not received sale or refinancing proceeds in an aggregate amount equal to their capital contributions. In December 1998, the Special Limited Partner contributed $1,349,489 in accordance with this provision, which amount was distributed to the Holders of Interests in conjunction with the final liquidating distribution in 1998.

TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to such affiliated property manager's assets was acting as the property manager of the Fountain Valley and Cerritos Industrial Parks after the assignment on the same terms that existed prior to the assignment. Effective November 1, 1996, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 were as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1998       1997      1996      1998
                          --------   -------   -------  ------------
Property management
 and leasing fees . . . . $  --      104,495    97,773       --
Insurance commissions . .    3,535     6,382    10,028       --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .    8,230     5,823     4,416       --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   59,286    25,588    39,269       --
Reimbursement (at cost)
 for legal services . . .   11,460     6,473     7,578       --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .   25,855     --        1,099       --
Partnership winding
 up fee . . . . . . . . .    4,634     --        --          --
                          --------   -------   -------     ------
                          $113,000   148,761   160,163       --
                          ========   =======   =======     ======

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners deferred payment of certain of their distributions of net cash flow and sale proceeds from the Partnership. All amounts deferred or payable did not bear interest.

     During 1994, certain officers and directors of the Managing General Partner acquired interests in a company which provided certain property management services to certain of the properties owned by the Partnership. The fees earned by such company from the Partnership's consolidated venture for the twelve months ended December 31, 1998 and 1997 were approximately $0 and $71,000, respectively, all of which was paid at December 31, 1997. Effective November 1, 1996, and through its date of sale on August 11, 1997, an affiliate of the General Partners assumed the management of the retail portion of the Adams/Wabash Self Park for an annual fee equal to 5% of the gross revenue of the retail portion of the property, the same terms as the previous unaffiliated manager.

INVESTMENT IN UNCONSOLIDATED VENTURES

     The Partnership sold its interests in First Financial and JMB/Miami during 1996. Summary combined financial information for First Financial and JMB/Miami during 1996 consisted of total income of $7,227,991, operating expenses of $6,209,999, gain on sale of land and property of $2,882,573 and net income of $3,900,565.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during fiscal years 1998 and 1997.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware Corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, had responsibility for all aspects of the Partnership's operations. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, was an Associate General Partner of the Partnership. The limited partners of AGPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates. AGPP Associates, L.P. is also the sole general partner of Income Partners-XIII, an Illinois limited partnership that was the other Associate General Partner of the Partnership.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle- -XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Managing General Partner receive no current or proposed direct remuneration in such capacities. Pursuant to the Partnership Agreement, the General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1998, 1997 and 1996, the General Partners received cash distributions in the amount of $14,188, $70,939 and $241,193, respectively.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the offering, the administration of the Partnership and the operation of the Partnership's real property investments.

     The General Partners may be reimbursed for salaries and salary-related direct expenses of officers and employees of the Managing General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, the Managing General Partner was due reimbursement for such expenses in the amount of $98,571, all of which was paid as of December 31, 1998.

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

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned and received insurance brokerage commissions in 1998 aggregating $3,535 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Managing General Partner also was entitled to and received a fee of $4,634 in 1998, pursuant to a winding up agreement between the Partnership and the Managing General Partner, in consideration of the Managing General Partner's assumption of the obligation of potential Partnership liabilities (as defined).

     The Partnership was permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and Exhibit 21 hereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation.

     (b) The Managing General Partner, its officers and directors and the Associate General Partners beneficially owned the following Interests of the Partnership immediately prior to its liquidation:


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

     (1)  Included 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, was deemed to have sole investment and voting power.

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

     (c) There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.


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

          3-D.  Liquidating Trust Agreement between JMB Income
Properties, Ltd. - XIII and the liquidating trustees dated as of December 29, 1998 is hereby incorporated herein by reference to Exhibit 10.2 to the Partnership's Report for January 13, 1999 on Form 8-K (File No. 000-19496).

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

          10-D. Purchase Agreement and related amendments to sell the Fountain Valley Industrial Park, dated November 9, 1998 is hereby incorporated by reference to Exhibits 1, 2 and 3 to the Partnership's Report for December 11, 1998 on Form 8-K (File No. 0-19496).

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

               The Partnership's report on Form 8-K for December 29, 1998 (File No. 0-19496) describing the Partnership's establishment of the Liquidating Trust, final liquidating distribution and dissolution was filed. No financial statements were required to be filed therewith.

               The Partnership's report on Form 8-K for December 11, 1998 (File No. 0-19496) describing the Partnership's sale of the Fountain Valley Industrial Park was filed.


   No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             JMB INCOME PROPERTIES, LTD. - XIII

             By:     JMB Realty Corporation
                     Managing General Partner


                     GAILEN J. HULL
             By:     Gailen J. Hull
                     Senior Vice President
             Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:     JMB Realty Corporation
                     Managing General Partner

                     JUDD D. MALKIN*
             By:     Judd D. Malkin, Chairman and
                     Chief Financial Officer
             Date:   March 22, 1999

                     NEIL G. BLUHM*
             By:     Neil G. Bluhm, President and Director
             Date:   March 22, 1999

                     H. RIGEL BARBER*
             By:     H. Rigel Barber, Chief Executive Officer
             Date:   March 22, 1999

                     GLENN E. EMIG*
             By:     Glenn E. Emig, Chief Operating Officer
             Date:   March 22, 1999


                     GAILEN J. HULL
             By:     Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
             Date:   March 22, 1999

                     A. LEE SACKS*
             By:     A. Lee Sacks, Director
             Date:   March 22, 1999

                     STUART C. NATHAN*
             By:     Stuart C. Nathan, Executive Vice President
                       and Director
             Date:   March 22, 1999

             *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
             By:     Gailen J. Hull, Attorney-in-Fact
             Date:   March 22, 1999

                  JMB INCOME PROPERTIES, LTD. - XIII

                             EXHIBIT INDEX

                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE   PAGE
                                                  ------------   ----

3-A.      Pages 8-19, 64-70, A-7 to A-16,
          A-34 to A-35 of the Prospectus
          of the Partnership dated August 20,
          1986, as supplemented on October 31,
          1986, and January 26, 1987             Yes             --

3-B.      Amended and Restated Agreement of
          Limited Partnership                    Yes             --

3-C.      Acknowledgement of rights and duties
          of the General Partners of the
          Partnership                            Yes             --

3-D.      Liquidating Trust Agreement dated
          dated November 9, 1998                 Yes             --

10-A.     Acquisition documents relating to
          the Fountain Valley Industrial
          Buildings and Cerritos Industrial
          Buildings                              Yes             --

10-B.     Option Agreement to sell
          Adams/Wabash Self Park,
          dated June 27, 1997                    Yes             --

10-C.     Agreement to purchase
          Rivertree Court Shopping
          Center, dated June 11, 1997            Yes             --

10-D.     Purchase Agreement to sell
          the Fountain Valley Industrial
          Park dated November 9, 1998            Yes             --

21.       List of Subsidiaries                   No

24.       Powers of Attorney                     No

27.       Financial Data Schedule                No