Form 10-K
JMB INCOME PROPERTIES LTD XIII
filed 1999-11-10
CIK 790603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the period from
January 1, 1999 to
November 8, 1999                  Commission file number 000-19496



               JMB INCOME PROP.-XIII LIQUIDATING TRUST*
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       Illinois                           36-3126228
(State of organization)      (I.R.S. Employer identification No.)


900 N. Michigan Ave., Chicago, Illinois       60611
(Address of principal executive office)    (Zip Code)


Registrant's telephone number, including area code 312-915-1987

  * JMB Income Prop.-XIII Liquidating Trust is the transferee of the remaining funds of JMB Income Properties, Ltd. - XIII and files reports under JMB Income Properties, Ltd. - XIII's Commission file number.

The information set forth in this Form 10-K has been included in accordance with the no-action position granted by the Division of Corporation Finance of the Securities and Exchange Commission by letter dated May 13, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Not applicable. Reference is made to the no-action position granted by the Division of Corporation Finance of the Securities and Exchange Commission by letter dated May 13, 1999.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                JMB INCOME PROP.-XIII LIQUIDATING TRUST

                                 INDEX


                                                         Page
                                                         ----

Balance Sheets, November 8, 1999
  (Immediately prior to termination) and
  December 31, 1998 . . . . . . . . . . . . . . . . . . .   1

Statement of Operations, for the period
  from January 1, 1999 to November 8, 1999
  (Immediately prior to termination). . . . . . . . . . .   2

Statement of Beneficiaries' Accounts,
  for the period from January 1, 1999 to
  November 8, 1999 (Immediately prior to termination) . .   3

Statement of Cash Flows, for the period
  from January 1, 1999 to November 8, 1999
  (Immediately prior to termination). . . . . . . . . . .   4

Notes to Financial Statements . . . . . . . . . . . . . .   5

Signatures    . . . . . . . . . . . . . . . . . . . . . .   7



ITEMS NOT INCLUDED:

     All other items pursuant to Form 10-K have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                JMB INCOME PROP.-XIII LIQUIDATING TRUST

                            Balance Sheets

          November 8, 1999 (Immediately prior to termination)
                         and December 31, 1998

                              (Unaudited)


                                Assets
                                ------

                                              1999           1998
                                           ----------     ---------

Cash. . . . . . . . . . . . . . . . . .    $1,141,518     1,140,254
                                           ----------     ---------

                                           $1,141,518     1,140,254
                                           ==========     =========


                Liabilities and Beneficiaries' Accounts
                ---------------------------------------

Beneficiaries' accounts (126,414 shares):
 Shares of beneficial interest. . . . .    $1,140,254     1,140,254
 Trust receipts in excess
    of disbursements. . . . . . . . . .         1,264         --
                                           ----------     ---------

        Total beneficiaries' accounts .     1,141,518     1,140,254
                                           ----------     ---------

                                           $1,141,518     1,140,254
                                           ==========     =========































            See accompanying notes to financial statements.

                JMB INCOME PROP.-XIII LIQUIDATING TRUST

                        Statement of Operations

                For the period from January 1, 1999 to
          November 8, 1999 (Immediately prior to termination)

                              (Unaudited)


Income:
  Interest income . . . . . . . . . . . . . . . . . .      $ 42,769
                                                           --------

                                                             42,769
                                                           --------

Expenses:
  Professional services . . . . . . . . . . . . . . .         7,987
  Administrative expenses . . . . . . . . . . . . . .        33,518
                                                           --------

                                                             41,505
                                                           --------

          Net income. . . . . . . . . . . . . . . . .      $  1,264
                                                           ========

Net income per share of beneficial interest . . . . .      $    .01
                                                           ========






































            See accompanying notes to financial statements.

                JMB INCOME PROP.-XIII LIQUIDATING TRUST

                 Statement of Beneficiaries' Accounts

                For the period from January 1, 1999 to
          November 8, 1999 (Immediately prior to termination)

                              (Unaudited)




                                                   Shares of
                                              Beneficial Interest
                                          -------------------------
                                             Shares        Amount
                                           ----------    ----------

Balance at December 31, 1998,
  (represented by the December 31,
  1998 transfer of funds from
  JMB Income Properties, Ltd. - XIII) .       126,414    $1,140,254

Net income. . . . . . . . . . . . . . .         --            1,264
                                           ----------    ----------

Balance at November 8, 1999 . . . . . .       126,414    $1,141,518
  (immediately prior to termination)       ==========    ==========








































            See accompanying notes to financial statements.

                JMB INCOME PROP.-XIII LIQUIDATING TRUST

                        Statement of Cash Flows

                For the period from January 1, 1999 to
          November 8, 1999 (Immediately prior to termination)

                              (Unaudited)





Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .    $    1,264
                                                         ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .         1,264
                                                         ----------

Net increase (decrease) in cash and cash equivalents.         1,264

Cash and cash equivalents, beginning of year. . . . .     1,140,254
                                                         ----------

Cash and cash equivalents, end of period. . . . . . .    $1,141,518
                                                         ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . .    $    --
                                                         ==========
  Non-cash investing and financing activities . . . .    $    --
                                                         ==========



































            See accompanying notes to financial statements.

                JMB INCOME PROP.-XIII LIQUIDATING TRUST

                     Notes to Financial Statements

                For the period from January 1, 1999 to
          November 8, 1999 (Immediately prior to termination)
            and for December 31, 1998 and November 8, 1999

                              (Unaudited)


GENERAL

     In connection with the liquidation and termination of JMB Income Properties, Ltd. - XIII (the "Partnership"), JMB Realty Corporation, the Managing General Partner of the Partnership, formed a liquidating trust, JMB Income Prop.-XIII Liquidating Trust (the "Liquidating Trust") in December 1998, into which all of the Partnership's remaining funds of $1,140,254, subject to liabilities, were transferred on December 31, 1998. Such transferred amount represented the maximum estimated potential obligation (including administrative costs) of the Partnership, including the Partnership's potential liability with respect to certain representations and warranties made to the buyer of the Fountain Valley Industrial Park investment property, which was the last remaining real estate investment of the Partnership and which was sold December 11, 1998. In accordance with the agreement for the sale of that property, the Partnership was required to establish reserves of at least $1,100,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period for the Partnership's representations and warranties. Such representations and warranties expired on June 11, 1999 with no amounts being required to be paid pursuant to any of the representations or warranties.

     The trustees of the Liquidating Trust are individuals who are officers of the Managing General Partner. Each holder of limited partnership interests ("Interests") in the Partnership (other than the special limited partner) was deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the Liquidating Trust. It was anticipated that the Liquidating Trust would permit the realization of substantial cost savings in administrative and other expenses until the remaining funds were distributed to the beneficiaries of the Liquidating Trust. The Liquidating Trust was to terminate no later than three years from its creation, subject to extension under certain circumstances.

     The purpose of the Liquidating Trust was to hold the assets of the Liquidating Trust and to collect the income therefrom, subject to the payment of all remaining expenses and liabilities of the Partnership, including those (if any) relating to the representations and warranties made to the buyer of the Fountain Valley Industrial Park investment property, and administrative expenses, and to distribute the remaining assets of the Liquidating Trust to the beneficiaries of the Liquidating Trust. The statement of operations and the statement of beneficiaries' accounts for the period ended November 8, 1999 reflect the payments made for such items prior to the final liquidating distribution to the beneficiaries.

TRANSACTIONS WITH AFFILIATES

     The Liquidating Trust, pursuant to the Liquidating Trust Agreement, was permitted to engage in various transactions involving the Managing General Partner of the Partnership and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Liquidating Trust. Expenses incurred and paid by the Liquidating Trust to the Managing General Partner and its affiliates (which payments were consistent with the authorization for reimbursements under the Partnership Agreement of the Partnership) for the period from January 1, 1999 to November 8, 1999 were as follows:

                JMB INCOME PROP.-XIII LIQUIDATING TRUST

                     Notes to Financial Statements

                For the period from January 1, 1999 to
          November 8, 1999 (Immediately prior to termination)
            and for December 31, 1998 and November 8, 1999

                              (Unaudited)

Reimbursement (at cost) for portfolio management
  services. . . . . . . . . . . . . . . . . . . . . .       $ 3,472
Reimbursement (at cost) for legal services. . . . . .         8,352
Reimbursement (at cost) for administrative charges
  and other out-of-pocket expenses. . . . . . . . . .           676
                                                            -------
                                                            $12,500
                                                            =======

NET INCOME PER SHARE OF BENEFICIAL INTEREST

     The net income per share of beneficial interest is based on the number of interests outstanding in the Liquidating Trust (126,414).


LIQUIDATING DISTRIBUTION PAID

     The trustees of the Liquidating Trust determined that all claims, debts, liabilities and obligations of the Liquidating Trust have been paid or discharged (except those of the beneficiaries of the Liquidating Trust with respect to their beneficial interests in the Liquidating Trust). Accordingly, on or about November 8, 1999, the trustees made a final liquidating cash distribution of the estate of the Liquidating Trust in the aggregate amount of $1,141,518 ($9.03 per share of beneficial interest) to beneficiaries of record on November 1, 1999. Upon distribution of such amount, the Liquidating Trust terminated.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        JMB INCOME PROP.-XIII LIQUIDATING TRUST



                                H. RIGEL BARBER
                        By:     H. Rigel Barber, Trustee
                        Date:   November 10, 1999



                                JEFFREY GLUSKIN
                        By:     Jeffrey Gluskin, Trustee
                        Date:   November 10, 1999



                                GARY NICKELE
                        By:     Gary Nickele, Trustee
                        Date:   November 10, 1999